Form 10-Q
period 1996-06-30
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 1996-08-12
CIK 874213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended      June 30, 1996

Commission File Number              0-19150




WISCONSIN CENTRAL TRANSPORTATION CORPORATION
(Exact name of registrant as specified in its charter)


Delaware                                      36-3541743
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification Number)


6250 North River Road, Suite 9000
Rosemont, Illinois                                 60018
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number,
including area code                          (847) 318-4600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  [X] YES          [ ] NO


Indicate the number of shares outstanding of the
Issuer's common stock as of July 31, 1996:        50,718,329 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



      WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                         Consolidated Balance Sheets

                                (in thousands)

                                     Assets

                                            June 30,         December 31,
                                              1996                1995
                                           ----------         -----------
                                           (Unaudited)         (Audited)
Current assets:
     Cash and cash equivalents              $    8,452         $    1,472
     Receivables, net of allowance
       for doubtful accounts of $2,093
       and $2,096 at June 30, 1996 and
       December 31, 1995                        70,192             50,770
     Receivables from insurance companies       10,672                 --
     Income taxes receivable                        --                900
     Note receivable                                --             13,213
     Materials and supplies                     20,145             17,245
     Deferred income taxes                       1,400              1,400
     Other current assets                        1,818              1,148
                                                ------             ------
         Total current assets                  112,679             86,148

Investment in affiliates                        88,837             41,416

Properties:
     Roadway and structures                    401,179            383,905
     Equipment                                  86,200             78,764
                                                ------             ------
        Total properties                       487,379            462,669
     Less accumulated depreciation             (57,224)           (51,174)
                                                ------             ------
        Net properties                         430,155            411,495

Deferred financing and organization
  costs, net                                     1,435              1,673
                                                ------             ------

        Total assets                        $  633,106         $  540,732
                                                ======             ======

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

        WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                      Consolidated Balance Sheets

                  (in thousands, except share amounts)

                   Liabilities and Stockholders' Equity


                                            June 30,         December 31,
                                              1996                1995
                                           ----------         -----------
                                           (Unaudited)         (Audited)
Current liabilities:
    Short-term debt                         $      651         $   13,619
    Accounts payable                            38,918             33,857
    Accrued expenses                            68,455             54,228
    Accrued derailment claims                    6,910                 --
    Accrued disputed switching charges          16,778                 --
    Interest payable on disputed
      switching charges                          2,493                 --
    Other interest payable                       1,040                746
                                                ------             ------
       Total current liabilities               135,245            102,450

Long-term debt                                 164,640            123,721

Other liabilities                                3,624              3,693

Deferred income taxes                           61,090             60,772

Deferred income                                 11,506             12,401
                                                ------             ------
       Total liabilities                       376,105            303,037

Stockholders' equity:
    Preferred stock, par value $1.00;
      authorized 1,000,000 shares;
      none issued or outstanding                    --                 --
    Common stock, par value $0.01;
      authorized 150,000,000 shares;
      issued and outstanding, 50,604,116
      shares at June 30, 1996 and
      50,459,418 shares at December 31, 1995       506                505
    Paid in capital                            106,739            104,801
    Cumulative currency translation
      adjustment                                 6,373              4,600
    Retained earnings                          143,383            127,789
                                                ------             ------

       Total stockholders' equity              257,001            237,695
                                                ------             ------

       Total liabilities and stockholders'
         equity                             $  633,106         $  540,732
                                                ======             ======

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

      WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Income

                   (in thousands, except per share amounts)

                                 (Unaudited)

                                  For the Quarter        For the Six Months
                                   Ended June 30,           Ended June 30,
                                -------------------     -------------------
                                1996           1995     1996          1995

                                ----           ----     ----          ----
Operating revenues:
  Operating revenues
    before disputed
    switching charges       $ 69,482        $ 64,254  $134,510    $127,151
  Disputed switching
    charges                  (13,278)             --   (13,278)         --
                              ------          ------    ------      ------
      Operating revenues      56,204          64,254   121,232     127,151

Operating expenses:
  Roadway and structures       9,263           7,642    19,196      16,152
  Equipment                   15,613          14,208    34,065      28,534
  Transportation              21,378          18,420    45,984      37,011
  General and administrative   8,380           7,759    16,002      15,312
                              ------          ------    ------      ------
      Operating expenses      54,634          48,029   115,247      97,009
                              ------          ------    ------      ------

Income from operations         1,570          16,225     5,985      30,142

Other income (expense):
  Interest on disputed
    switching charges         (2,493)             --    (2,493)         --
  Other interest expense      (2,337)         (2,635)   (4,380)     (5,062)
  Other, net                     989             443     1,918         979
                              ------          ------    ------      ------
      Total other income
        (expense), net        (3,841)         (2,192)   (4,955)     (4,083)
                              ------          ------    ------      ------

Income (loss) before income
  taxes and equity in net
  income of affiliates        (2,271)         14,033     1,030      26,059

(Credit) provision for
  income taxes                  (899)          5,558       408      10,320
                              ------          ------    ------      ------

Income (loss) before equity
  in net income of
  affiliates                  (1,372)          8,475       622      15,739

Equity in net income of
  affiliates                   8,900           3,690    14,972       6,291
                              ------          ------    ------      ------

Net income                  $  7,528        $ 12,165  $ 15,594    $ 22,030
                              ======          ======    ======      ======

Earnings per common share
  outstanding               $    .15        $    .24  $    .31    $    .44
                              ======          ======    ======      ======

Average common shares
  outstanding                 50,582          50,163    50,551      50,082
                              ======          ======    ======      ======

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

      WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows

                              (in thousands)

                                (Unaudited)

                                              For the Six Months Ended
                                                       June 30,

                                              ------------------------
                                              1996                1995
                                              ----                ----
Cash flows from operating activities:
   Net income                              $ 15,594           $ 22,030
   Reconciliation of net income
     to net cash provided by operating
     activities:
     Depreciation and amortization            6,386              5,812
     Deferred income taxes                      318              7,941
     Equity in net income of affiliates     (14,972)            (6,291)
     Gains on property sales                   (533)              (172)
     Net amortization of deferred gain
       on sale-leaseback of equipment          (895)              (357)
     Changes in working capital:
        Accounts receivable                 (19,422)            (9,493)
        Receivables from insurance
          companies                         (10,672)                --
        Note receivable                      13,213                 --
        Materials and supplies               (2,900)            (6,542)
        Other current assets, excluding
          deferred income taxes                 230               (191)
        Accrued derailment claims             6,910                 --
        Accrued disputed switching
          charges                            16,778                 --
        Interest payable on disputed
          switching charges                   2,493                 --
        Current liabilities                   6,614              2,587
     Other, net                                 (69)               186
                                              ------            ------
   Net cash provided by operating
     activities                               19,073            15,510
                                              ------            ------

Cash flows from investing activities:
   Property acquisition                           --           (19,310)
   Property additions                        (25,602)          (33,830)
   Property sales and other transactions       1,328             5,148
   Return of capital from affiliate               --            21,045
   Investment in affiliates                  (30,676)           (2,856)
   Deferred costs                                 (1)             (527)
                                              ------            ------
   Net cash used for investing activities    (54,951)          (30,330)
                                              ------            ------

Cash flows from financing activities:
   Long-term debt issued                      40,919            43,006
   Repayments of long-term debt                   --           (30,000)
   Deferred financing costs                       --               (65)
   Issuance of common stock under
     stock option plans                        1,939               627
                                              ------            ------
   Net cash provided by financing
     activities                               42,858            13,568
                                              ------            ------
   Net increase (decrease) in cash
     and cash equivalents                      6,980            (1,252)
   Cash and cash equivalents, beginning
     of period                                 1,472             5,247
                                              ------            ------
   Cash and cash equivalents, end of
     period                                $   8,452          $  3,995
                                              ======            ======
Supplemental cash flow information:
   Cash paid (received) during the
     period for:
       Interest                            $   4,491          $  4,645
       Income taxes                             (810)            5,180

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                   (Unaudited)

                                  June 30, 1996


Basis of Presentation

        The consolidated financial statements presented herein include the results of operations of Wisconsin Central Transportation Corporation ("WCTC") and its wholly owned subsidiaries: Wisconsin Central Ltd. ("WCL"); Fox Valley & Western Ltd. ("FV&W"); WCL Railcars, Inc. ("Railcars"); Sault Ste. Marie Bridge Company; Wisconsin Central International, Inc. ("WCI"); WC Canada Holdings, Inc.; and Algoma Central Railway Inc. ("ACRI"). Wisconsin Central Transportation Corporation and its subsidiaries are hereinafter referred to as the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 1995. Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. In the opinion of management, the information provided in these statements reflects all adjustments necessary to present fairly such information. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Stock Split

        On May 16, 1996, the Company's Board of Directors announced a three-for-one split of the Company's common stock in the form of a stock dividend to stockholders of record as of May 17, 1996 which was effective May 31, 1996. The stated par value of each share was not changed from $.01. All share and per share amounts have been restated to reflect the common stock split.

Authorized Shares

        On May 16, 1996, the Company's shareholders approved an amendment of the Company's Certificate of Incorporation to increase to 150,000,000 the number of authorized shares of common stock.

Weyauwega Derailment

        On March 4, 1996, the Company had a derailment in Weyauwega, Wisconsin involving thirty-five cars, fourteen of which contained propane or liquified petroleum gas and two of which contained sodium hydroxide solution. Although no one was injured in the derailment, all residents within two miles of the site were evacuated for approximately sixteen days. In addition, many structures received water damage as a result of burst pipes. The total cost for the derailment is estimated at $27.2 million. During the first quarter of 1996, the Company recorded a pretax provision of $2.5 million, which represents the combined deductibles under its property damage and liability insurance policies. The Company believes that its insurance policies will cover substantially all expenses, in excess of the deductibles, due to the derailment. Through June 30, 1996, the Company had funded $20.3 million in costs incurred as a result of this derailment and received $14.0 million in reimbursements from insurance companies; the Company carried an insurance receivable of $10.7 million as of June 30, 1996. The Company has been successful in resolving the vast majority of claims directly with the claimant. Through July 31, 1996, approximately 97% of affected residents and 93% of affected businesses had resolved their claims against the Company. A complaint was filed against the Company on March 26, 1996 by nine individuals seeking to represent the class of persons who suffered damages as a result of this derailment. The complaint seeks punitive and treble damages. Any punitive damages and treble damages may not be covered by the Company's insurance. The Company does not believe there is any basis for an award of such damages. On July 9, 1996, the court declined to certify a class action lawsuit against the Company. The court did, however, indicate it would appoint a guardian ad litem to review all settlements made on behalf of affected minors and would notify all claimants who had not settled their claims of the existence of the action so that these claimants would have the option of joining the lawsuit should they desire. Such appointment and notification has not yet occurred.

Investments in Great Britain Rail Companies

        In the fourth quarter of 1995, a consortium of investors, including WCI and Berkshire Fund III Investment Corporation, an affiliate of an American private equity firm ("Berkshire") of which one of the Company's directors is an executive officer, director and beneficial owner of shares, established a holding company, North and South Railways Limited, now named English, Welsh & Scottish Railway Holdings Limited ("EW&S"), to acquire various rail assets of British Rail from the British government as a part of its privatization of British Rail. On December 9, 1995, EW&S acquired the stock of Rail express systems Limited ("Res"). The principal activity of Res is the carriage of letters for the Royal Mail, a division of the British Post Office. On February 24, 1996, EW&S acquired stock ownership of British Rail's three trainload freight companies ("TLFs"), Loadhaul Limited, Mainline Freight Limited and Transrail Freight Limited. These companies are the largest part of British Rail's operations to be sold and employ over 7,000 staff utilizing 910 locomotives and 19,300 freight cars to haul primarily bulk commodities such as coal, ore, steel and aggregates throughout Great Britain. The TLFs had combined revenues of approximately $865 million in their fiscal year ended March 31, 1995.

        WCI has invested approximately $44.5 million in EW&S for a 32% ownership interest as of June 30, 1996. Of this amount, WCI had invested approximately $13.2 million through December 31, 1995 in connection with EW&S's acquisition of Res. The Company had also incurred $683,000 of investment related costs through December 31, 1995, which were reimbursed by EW&S during the first quarter of 1996. The Company has been granted performance-based options to acquire additional shares in EW&S to compensate it for its leadership of the consortium, and has entered into a management consulting agreement with EW&S.

        In connection with the EW&S investment, the Company loaned $13.2 million to Berkshire in December 1995 to temporarily finance its portion of the purchase price. This loan earned interest at approximately 9.0% and was repaid on February 22, 1996, prior to the consummation of the purchase of the three trainload freight companies.

Tranz Rail Initial Public Offering

        WCTC, through its WCI subsidiary, holds an equity interest in Tranz Rail Holdings Limited ("Tranz Rail"), which operates 2,400 route miles of railroad in New Zealand. Tranz Rail completed an initial public offering of its common stock on June 18, 1996 and is listed on the NASDAQ stock exchange in the United States and the New Zealand stock exchange in New Zealand. As a result of this offering, the Company's ownership position declined to 22.7% from 30.2%. As of June 30, 1996, the Company owned the equivalent of 9,561,639 American Depository Shares ("ADS") of Tranz Rail with a quoted closing price on NASDAQ of $13.875 per ADS.

BOCT Complaint

        On June 4, 1993, WCL was served with a complaint filed by the Baltimore and Ohio Chicago Terminal Railroad Company ("BOCT") in the United States District Court for the Northern District of Illinois, Eastern Division. In its complaint, the BOCT claimed that WCL owed BOCT for intermediate switching and car hire reclaim charges allegedly incurred from July 1988 through February 1993. Arbitration hearings were held in Chicago from October 24, 1995 to November 9, 1995. On June 10, 1996, the arbitration panel ruled in favor of BOCT. The arbitration panel's ruling awarded BOCT $16,778,000 of disputed switching and car hire reclaim charges, and $2,493,000 of interest relating to such charges. Based upon the arbitration panel's ruling, the Company has recorded a pretax provision of $15,771,000, representing amounts awarded in excess of previously recorded accruals, in its second quarter results.

        The litigation between BOCT and the Company continues, with the Company attempting to raise additional defenses that were not subject to arbitration and BOCT attempting to confirm the arbitration award.

Waukesha Environmental

        On April 2, 1996, WCL received a grand jury subpoena from the U.S. Department of Justice ("DOJ") requesting documents relating to the demolition of a foundry and roundhouse on the Company's property in Waukesha, Wisconsin, performed by contractors for WCL in 1993. WCL has complied with the subpoena. Previously, in March 1994, WCL had received a notice of violation of the Clean Air Act (the "Act") and the National Emission Standard for Asbestos (the "Asbestos NESHAP") promulgated thereunder from the U.S. Environmental Protection Agency ("USEPA") in connection with the demolition. The USEPA held a conference with WCL on April 11, 1994 to discuss the notice prior to a determination of any enforcement action to be taken under section 113 of the Act. Although not currently a target of the DOJ investigation, if it were to be determined that WCL violated the Asbestos NESHAP, WCL could be subject to criminal prosecution with fines of up to $500,000 per violation or civil enforcement with fines of up to $25,000 per day for each violation.


Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included herein.

Results of Operations: Second Quarter 1996 Compared to Second Quarter 1995

        The Company's net income for the quarter ended June 30, 1996 was $7.5 million compared with $12.2 million for the same period in 1995. Second quarter net income was reduced by $9.5 million, due to the switching charges and interest awarded in the BOCT arbitration.

        Operating revenues. Operating revenues for the second quarter of 1996 were $56.2 million, which was $8.1 million, or 12.5 percent lower than the year-ago period. Operating revenues for the second quarter of 1996 were reduced by $13.3 million as the result of the accrual for switching charges awarded in the BOCT arbitration. Excluding these switching charges, second quarter operating revenues increased by $5.2 million, or 8.1 percent, to $69.5 million. Gross revenues for the quarter ended June 30, 1996 increased in 11 of 15 commodity groups, compared with the same period in 1995.
Overall, gross revenues increased 5.7%. Traffic volume, as measured by carloads handled (including as a carload each loaded trailer or container), for the quarter ended June 30, 1996 approximated 113,100 carloads compared with approximately 106,300 carloads in 1995, an increase of 6,800 carloads or approximately 6.4%. Increases in WCTC's revenue totals occurred in paper, pulpboard, lumber, sand, stone and minerals, coal, steel and intermodal.

        Intermodal volume increased by more than 5,800 carloads or 61.9% compared to the same period in 1995. The Company together with Canadian National Railway ("CN") began a new joint rate intermodal service on April 1, 1996. This service provides U.S. and Canadian customers with potential transit time savings in the Chicago/Western Canada corridor by utilizing the Company's lines, which offer the shortest mileage between Chicago and Superior, Wisconsin.

        Paper volume and gross revenues increased by 8.1% and 11.2%, respectively, from the year ago period primarily due to a softness in the paper market which has increased market share for shipments by rail versus truck. Volume and gross revenues for pulpboard increased by 7.8% and 13.9%, respectively, primarily due to increased market share. Lumber gross revenues increased by 28.6% compared with the same period in 1995 primarily due to higher revenues per carload as a result of longer hauls. Volume and gross revenues for sand, stone and minerals increased by 13.1% and 28.5%, respectively, primarily due to increased market shares in cement and aggregates as well as an increase in sand shipments for the oil and gas industry. Volume and gross revenues for coal increased by 27.9% and 28.0%, respectively, primarily due to increased market share of inbound coal for Wisconsin utilities. Volume and gross revenues for steel increased by 16.0% and 19.4%, respectively, primarily due to increased demand from a major customer of ACRI.

        Volume and gross revenues from shipments of chemical and petroleum products decreased by 14.1% and 8.8%, respectively, primarily due to a decline in shipments of paper coating chemicals related to the current softness in the paper market. Volume and gross revenues for clay products decreased by 11.8% and 13.6%, respectively, primarily due to a slowdown in shipments of roofing granules and the softness in coating clays for the paper industry. Metallic ore revenues declined by 6.0% compared to the same period in 1995 primarily due to production disruptions at various mining facilities related to the severe weather experienced during the winter and spring months.

        Operating expenses. Operating expenses for the second quarter of 1996 were $54.6 million compared with $48.0 million for the same period in 1995, an increase of 13.8%. Increases in labor, fuel and joint facilities were the primary causes of the increased operating expenses. The Company's operating ratio (operating expenses as a percentage of operating revenues) was 97.2% in the second quarter of 1996, including the accrual for the switching charges awarded in the BOCT arbitration. Excluding these switching charges, the Company's operating ratio was 78.6%, compared to 74.7% in the second quarter of 1995.

        Labor expense increased by $2.7 million or 13.9% in the second quarter of 1996 as compared to the same period in 1995 primarily due to a 5.0% increase in the work force to handle the increased traffic and an average 4.5% increase in wages and salaries granted to employees at the beginning of the year. Fuel expense increased by $0.5 million or 10.0% in the second quarter of 1996 as compared with the same period of 1995 primarily due to a 13.0% increase in fuel prices during the quarter. Joint facilities expense increased by $1.0 million in the second quarter of 1996 as compared to the same period in 1995 primarily due to continued train congestion through the Chicago corridor as well as costs associated with the CN intermodal service which started on April 1, 1996.

        Other Income, Interest Expense and Income Taxes. Other income, net, amounted to $1.0 million for the second quarter of 1996 compared to $0.4 million in the second quarter of 1995. The increase is largely due to $0.4 million of management fees received from EW&S.

        Included in interest expense for the second quarter of 1996 is $2.5 million interest on the switching charges awarded in the BOCT arbitration. Other interest expense decreased $0.3 million in the second quarter of 1996 to $2.3 million primarily due to the restructuring of debt which occurred in late 1995 and has resulted in a lower effective interest rate. The income tax provision for the second quarter of 1996 was $(0.9) million, a decrease of $6.5 million over the second quarter of 1995, due to the reduction in pre-tax income as a result of the switching charges and interest awarded in the BOCT arbitration.

        Equity in net income of affiliates. The Company's 1996 second quarter results included equity in net income of its affiliates of $8.9 million as compared to $3.7 million for the same period of 1995. The Company's equity in net income of affiliates included contributions from Tranz Rail of $3.1 million, versus $3.7 million in the year-ago period, and from EW&S of $5.8 million. The second quarter of 1996 is the first full quarter of EW&S's operations to be included in the Company's financial statements.

Results of Operations: First Six Months of 1996 Compared to First Six Months of 1995

        The Company's net income for the six months ended June 30, 1996 was $15.6 million compared with $22.0 million for the same period in 1995. Net income for the first six months of 1996 was reduced by $9.5 million due to the BOCT arbitration award.

        Operating revenues. Operating revenues during the six months ended June 30, 1996 were $121.2 million compared with $127.2 million for the same period in 1995, a decrease of 4.7%. Operating revenues for the first six months of 1996 were negatively affected by the switching charges awarded in the BOCT arbitration. Excluding these switching charges, operating revenues for the first six months increased by $7.4 million or 5.8% to $134.5 million. Gross revenues for the six months ended June 30, 1996 increased in 10 of 15 commodity groups compared with the same period in 1995. Overall, gross revenues increased 3.1%. Traffic volume, as measured by carloads handled (including as a carload each loaded trailer or container), for the six months ended June 30, 1996 approximated 227,900 carloads compared with approximately 221,300 carloads in 1995, an increase of 6,600 carloads or approximately 3.0%.

        Intermodal volume increased by more than 6,900 carloads or 35.2% compared to the same period in 1995 primarily due to the new joint rate intermodal service which the Company together with CN started on April 1, 1996. Other large increases in WCTC's revenue totals occurred in paper, lumber, sand, stone and minerals, coal and steel.

        Paper volume and gross revenues increased by 14.2% and 14.5%, respectively, from the year ago period, primarily due to a softness in the paper market which has increased market share for shipments by rail versus truck. Volume and gross revenues for lumber increased by 2.7% and 32.7%, respectively, primarily due to increased market share and higher revenues per carload due to longer hauls. Volume and gross revenues for sand, stone and minerals increased by 7.8% and 21.5%, respectively, primarily due to increased market shares in cement and aggregates as well as an increase in sand shipments for the oil and gas industry. Volume and gross revenues for coal increased by 27.8% and 19.5%, respectively, primarily due to increased market share of inbound coal for Wisconsin utilities. Volume and gross revenues for steel increased by 10.7% and 14.7%, respectively, primarily due to increased demand from a major customer of ACRI.

        Operating expenses. Operating expenses for the first six months of 1996 were $115.2 million compared with $97.0 million for the same period in 1995, an increase of 18.8%. The increase was primarily the result of severe winter weather, a weaker than expected economy and the Weyauwega derailment. The Weyauwega derailment led to a $2.5 million increase in operating expenses to account for the combined deductible under the Company's two insurance policies. Other increases in operating expenses occurred in labor, fuel, equipment rents, materials, joint facilities and casualties and insurance. The Company's operating ratio (operating expenses as a percentage of operating revenues) was 95.1% in the first six months of 1996, including the accrual for the switching charges awarded in the BOCT arbitration. Excluding these switching charges, the Company's operating ratio was 85.7% compared to 76.3% in the first six months of 1995.

        Labor expense increased by $5.7 million or 14.2% in the first six months of 1996 as compared to the same period in 1995 primarily due to a 8.6% increase in the work force to handle the increased traffic and an average 4.5% increase in wages and salaries granted to employees at the beginning of the year. Fuel expense increased by $1.0 million or 10.3% in the first six months of 1996 as compared with the same period of 1995 primarily due to a 10.5% increase in fuel prices over 1995. Net equipment rent expense increased by $1.8 million or 14.7% primarily due to additional equipment under operating leases as a result of sale-leaseback transactions in 1995 and increased traffic congestion in the Chicago corridor. Materials expense increased by $1.9 million or 17.6% in the first six months of 1996 as compared with the same period of 1995 primarily as a result of increased costs associated with maintenance of the Company's car and locomotive fleet, largely due to unusually severe weather during the winter and spring months. Joint facilities expense increased $1.1 million in the first six months of 1996 as compared with the same period of 1995 primarily due to the continued congestion through the Chicago corridor as well as costs associated with the CN intermodal move which started on April 1, 1996. Casualties and insurance costs increased by $1.2 million largely due to derailments, other than Weyauwega, experienced during the first six months of 1996.


        Other Income, Interest Expense and Income Taxes. Other income, net, of $1.9 million for the first six months of 1996 was $0.9 million higher than for the same period of 1995. The increase is largely due to $0.6 million of management fees received from EW&S.

        Included in interest expense for the first six months of 1996 is $2.5 million of interest awarded in the BOCT arbitration. Other interest expense decreased $0.7 million in the first six months of 1996 to $4.4 million, primarily due to the restructuring of debt which occurred in late 1995 and has resulted in a lower effective interest rate. The income tax provision for the first six months of 1996 was $0.4 million, a decrease of $9.9 million over the first six months of 1995, primarily due to the reduction of pretax income as a result of the switching charges and interest awarded in the BOCT arbitration.

        Equity in net income of affiliates. The Company's 1996 first six months results included equity in net income of its affiliates of $15.0 million as compared to $6.3 million for the same period of 1995. The Company's equity in net income of affiliates included contributions from Tranz Rail of $6.1 million, versus $6.3 million in the same period a year ago, and contributions from EW&S of $8.9 million.

Financial Condition: June 30, 1996 Compared to December 31, 1995

        The Company generated cash in the amount of $20.4 million during the first six months of 1996 from operations and the sale of assets and $42.9 million from financing activities. These resources, as well as cash on hand, were used to finance the Company's investment in EW&S of $30.7 million and other capital-related expenditures of $25.6 million.

        The Company had $165.3 million of total debt outstanding at June 30, 1996, which constituted 40.0% of its total capitalization, compared to 36.6% at December 31, 1995. At June 30, 1996, the Company's aggregate unused borrowing availability under its loan facilities totaled $72.8 million.

PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

        The Company's annual stockholders' meeting was held on May 16, 1996. At the meeting, Edward A. Burkhardt, Carl Ferenbach, Michael R. Haverty, Roland V. McPherson, Thomas F. Power, Jr., Thomas W. Rissman and Robert H. Wheeler were re-elected as directors of the Company. Votes on election of the directors were as follows:

                                     Votes Against or     Abstentions and
        Nominee         Votes For         Withheld        Broker Non-Votes
        -------         ----------      -----------       ----------------
E. A. Burkhardt         14,990,246        42,971                 0
C. Ferenbach            14,990,488        42,729                 0
M. R. Haverty           14,963,014        70,203                 0
R. V. McPherson         14,989,487        43,730                 0
T. F. Power, Jr.        14,990,264        42,953                 0
T. W. Rissman           14,988,733        44,484                 0
R. H. Wheeler           14,990,488        42,729                 0


        At the meeting a proposal to approve an amendment of the Company's Certificate of Incorporation to increase to 150,000,000 the number of authorized shares of common stock passed, with 12,348,943 votes cast for the proposal, 2,558,664 votes cast against the proposal or withheld and 125,610 abstentions and broker non-votes.

        At the meeting a proposal to approve an amendment of the WCTC Employee Stock Purchase Plan to change the definition of "designated participating corporation" passed, with 14,887,303 votes cast for the proposal, 44,051 votes cast against the proposal or withheld and 101,863 abstentions and broker non-votes.

        On May 31, 1996, Michael R. Haverty resigned as a director of the Company, stating that the increased demands on his time as the Chief Executive Officer of the Kansas City Southern Railway did not leave him sufficient time to attend to the affairs of the Company. The vacancy created by Mr. Haverty's resignation remained unfilled as of June 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K

        a.  Exhibits

            Exhibit 3.   Restated Certificate of Incorporation, as amended.
            Exhibit 11.  Statement re Computation of Per Share Earnings.
            Exhibit 27.  Financial Data Schedule.

        b.  Reports on Form 8-K

            The Company filed no reports on Form 8-K during the quarter for which this report is filed.

              WISCONSIN CENTRAL TRANSPORTATION CORPORATION


                               SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WISCONSIN CENTRAL TRANSPORTATION
                                        CORPORATION


Date: August 12, 1996                   By:     Walter C. Kelly
                                                Walter C. Kelly
                                                Vice President, Finance


Date: August 12, 1996                   By:     Walter C. Kelly
                                                Walter C. Kelly
                                                Chief Accounting Officer

INDEX TO EXHIBITS


Exhibit No.       Description                    Code
- -----------     --------------------------       ----

      3         Amended Articles of
                Incorporation

     11         Statement re Computation
                of Per Share Earnings

     27         Financial Data Schedule