Form 10-Q
period 1996-09-30
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 1996-11-14
CIK 874213

================================================================================




                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   -------------------------------------------


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period
ended September 30, 1996                        Commission File Number 0-19150
      ------------------                                               -------




                        WISCONSIN CENTRAL TRANSPORTATION
                                   CORPORATION
                    -----------------------------------------

             (Exact name of registrant as specified in its charter)


          Delaware                                   36-3541743
          --------                                   ----------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)



          6250 North River Road, Suite 9000
                 Rosemont, Illinois                        60018
                 ------------------                        -----
      (Address of principal executive offices)          (Zip Code)


           Registrant's telephone number,
                 including area code                  (847) 318-4600


Indicate by check [X] whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             [X] YES     [ ]  NO


  Indicate the number of shares outstanding of the
    Issuer's common stock as of October 31, 1996:             50,739,429 shares




================================================================================

                  WISCONSIN CENTRAL TRANSPORTATION CORPORATION

                                    FORM 10-Q

                        Quarter Ended September 30, 1996



CONTENTS                                                                 PAGE

Part I - Financial Information

         Item 1. Financial Statements

                  Consolidated Balance Sheets.............................1

                  Consolidated Statements of Income.......................3

                  Consolidated Statements of Cash Flows...................4

                  Notes to Consolidated Financial Statements..............5

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........8


Part II - Other Information

         Item 5. Other Information.......................................12

         Item 6. Exhibits and Reports on Form 8-K........................12

Signatures...............................................................13

Index to Exhibits........................................................14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                 (in thousands)

                                     Assets


                                                        Sept. 30,      Dec. 31,
                                                          1996           1995
                                                          ----           ----
                                                       (Unaudited)    (Audited)
Current assets:
  Cash and cash equivalents ..........................   $   5,341    $   1,472
  Receivables, net of allowance for doubtful
     accounts of $2,153 and $2,096 at September 30,
     1996 and December 31, 1995 ......................      74,079       54,270
  Receivables from insurance companies ...............       8,264         --
  Income taxes receivable ............................        --            900
  Note receivable ....................................        --         13,213
  Materials and supplies .............................      19,726       17,245
  Deferred income taxes ..............................       1,400        1,400
  Other current assets ...............................       1,338        1,148
                                                         ---------    ---------
       Total current assets ..........................     110,148       89,648

Investments in affiliates ............................      97,517       41,416

Properties:
  Roadway and structures .............................     420,576      383,905
  Equipment ..........................................      87,650       78,764
                                                         ---------    ---------
     Total properties ................................     508,226      462,669
  Less accumulated depreciation ......................     (60,699)     (51,174)
                                                         ---------    ---------
     Net properties ..................................     447,527      411,495


Deferred financing and organization costs, net .......       1,316        1,673
                                                         ---------    ---------
     Total assets ....................................   $ 656,508    $ 544,232
                                                         =========    =========

                The accompanying notes to consolidated financial
                    statements are an integral part of these
                              financial statements.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      (in thousands, except share amounts)

                      Liabilities and Stockholders' Equity


                                                             Sept. 30,  Dec. 31,
                                                               1996       1995
                                                               ----       ----
                                                           (Unaudited) (Audited)
Current liabilities:
    Short-term debt ......................................   $    677   $ 13,619
    Accounts payable .....................................     40,896     33,857
    Accrued expenses .....................................     68,795     54,228
    Accrued derailment claims ............................      3,927       --
    Accrued disputed switching charges ...................     16,778      3,500
    Interest payable on disputed switching charges .......      2,701       --
    Other interest payable ...............................      1,203        746
                                                             --------   --------
       Total current liabilities .........................    134,977    105,950

Long-term debt ...........................................    162,812    123,721

Other liabilities ........................................      3,956      3,693

Deferred income taxes ....................................     66,815     60,772

Deferred income ..........................................     11,221     12,401
                                                             --------   --------
       Total liabilities .................................    379,781    306,537

Stockholders' equity:
    Preferred stock, par value $1.00; authorized 1,000,000
       shares; none issued or outstanding ................       --         --
    Common stock, par value $0.01; authorized 150,000,000
       shares; issued and outstanding, 50,738,829 shares
       at September 30, 1996 and 50,459,418 shares at
       December 31, 1995 .................................        507        505
    Paid in capital ......................................    108,193    104,801
    Cumulative currency translation adjustment ...........      7,573      4,600
    Retained earnings ....................................    160,454    127,789
                                                             --------   --------
       Total stockholders' equity ........................    276,727    237,695
                                                             --------   --------
       Total liabilities and stockholders' equity ........   $656,508   $544,232
                                                             ========   ========

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

                                    WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                                  Consolidated Statements of Income

                                              (in thousands, except per share amounts)

                                                             (Unaudited)

                                                                             For the Quarter Ended          For the Nine Months
                                                                                  September 30,              Ended September 30,
                                                                                  -------------              -------------------
                                                                               1996          1995            1996            1995
                                                                               ----          ----            ----            ----
Operating revenues:
   Operating revenues before disputed
     switching charges .............................................      $  71,825       $  69,890       $ 206,335       $ 197,041
   Disputed switching charges ......................................           --              --           (13,278)           --
                                                                          ---------       ---------       ---------       ---------
      Operating revenues ...........................................         71,825          69,890         193,057         197,041

Operating expenses:
   Roadway and structures ..........................................          8,454           8,261          27,650          24,413
   Equipment .......................................................         16,228          14,243          50,293          42,777
   Transportation ..................................................         21,242          18,662          67,226          55,673
   General and administrative ......................................          8,979           7,849          24,981          23,161
   Retroactive property tax assessment .............................           --             3,030            --             3,030
                                                                          ---------       ---------       ---------       ---------
      Operating expenses ...........................................         54,903          52,045         170,150         149,054
                                                                          ---------       ---------       ---------       ---------

Income from operations .............................................         16,922          17,845          22,907          47,987

Other income (expense):
   Interest on disputed switching charges ..........................           (208)           --            (2,701)           --
   Interest on retroactive property tax assessment .................           --              (682)           --              (682)
   Other interest expense ..........................................         (2,365)         (2,182)         (6,745)         (7,244)
   Other, net ......................................................          1,530             536           3,448           1,515
                                                                          ---------       ---------       ---------       ---------
      Total other income (expense), net ............................         (1,043)         (2,328)         (5,998)         (6,411)
                                                                          ---------       ---------       ---------       ---------

Income before income taxes, equity in net income
   of affiliates and extraordinary item ............................         15,879          15,517          16,909          41,576

Provision for income taxes .........................................          6,288           6,081           6,696          16,401
                                                                          ---------       ---------       ---------       ---------

Income before equity in net income of affiliates
   and extraordinary item ..........................................          9,591           9,436          10,213          25,175

Equity in net income of affiliates .................................          7,480           1,600          22,452           7,891
                                                                          ---------       ---------       ---------       ---------

Income before extraordinary item ...................................         17,071          11,036          32,665          33,066

Extraordinary item - early extinguishment
   of debt, net of income taxes ....................................           --            (2,123)           --            (2,123)
                                                                          ---------       ---------       ---------       ---------

Net income .........................................................      $  17,071       $   8,913       $  32,665       $  30,943
                                                                          =========       =========       =========       =========

Earnings per common share outstanding:
   Income before extraordinary item ................................      $     .34       $     .22       $     .65       $     .66
   Extraordinary item ..............................................           --              (.04)           --              (.04)
                                                                          ---------       ---------       ---------       ---------

     Net income ....................................................      $     .34       $     .18       $     .65       $     .62
                                                                          =========       =========       =========       =========

Average common shares outstanding ..................................         50,719          50,355          50,608          50,172
                                                                          =========       =========       =========       =========

                                          The accompanying notes to consolidated financial
                                              statements are an integral part of these
                                                        financial statements.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (in thousands)

                                   (Unaudited)

                                                       For the Nine Months Ended
                                                              September 30,
                                                              -------------
                                                           1996           1995
                                                           ----           ----

Cash flows from operating activities:
  Net income ............................................  $ 32,665   $ 30,943
  Reconciliation of net income to net cash provided
    by operating activities:
      Extraordinary item - early extinguishment of
        debt, net of income taxes .......................      --        2,123
      Depreciation and amortization .....................     9,880      8,896
      Deferred income taxes .............................     6,043     13,022
      Equity in net income of affiliates ................   (22,452)    (7,891)
      Gains on property sales ...........................      (849)      (272)
      Net amortization of deferred gain on sale-leaseback
        of equipment ....................................    (1,180)      (807)
      Changes in working capital:
           Accounts receivable ..........................   (19,809)   (10,145)
           Receivables from insurance companies .........    (8,264)      --
           Note receivable ..............................    13,213       --
           Materials and supplies .......................    (2,481)    (2,987)
           Other current assets, excluding deferred
             income taxes ...............................       710       (228)
           Accrued derailment claims ....................     3,927       --
           Accrued disputed switching charges ...........    13,278       --
           Interest payable on disputed switching charges     2,701       --
           Other current liabilities ....................     9,121      5,870
      Other, net ........................................       263        314
                                                           --------   --------
  Net cash provided by operating activities .............    36,766     38,838
                                                           --------   --------

Cash flows from investing activities:
  Property acquisition ..................................      --      (19,341)
  Property additions ....................................   (47,251)   (52,216)
  Property sales and other transactions .................     2,546      5,816
  Return of capital from affiliate ......................      --       21,045
  Investments in affiliates .............................   (30,676)    (2,856)
  Deferred costs ........................................        (1)      (539)
                                                           --------   --------
  Net cash used for investing activities ................   (75,382)   (48,091)
                                                           --------   --------

Cash flows from financing activities:
  Long-term debt issued .................................    39,091     80,882
  Repayments of long-term debt ..........................      --      (73,000)
  Deferred financing costs ..............................      --          (66)
  Debt prepayment penalty ...............................      --       (3,515)
  Issuance of common stock under stock option plans .....     3,394      2,990
                                                           --------   --------
  Net cash provided by financing activities .............    42,485      7,291
                                                           --------   --------

  Net increase (decrease) in cash and cash equivalents ..     3,869     (1,962)
  Cash and cash equivalents, beginning of period ........     1,472      5,247
                                                           --------   --------
  Cash and cash equivalents, end of period ..............  $  5,341   $  3,285
                                                           ========   ========

Supplemental cash flow information:
  Cash paid (received) during the period for:
      Interest ..........................................  $  6,848   $  7,707
      Income taxes ......................................      (247)     6,180

                The accompanying notes to consolidated financial
                    statements are an integral part of these
                              financial statements.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                               September 30, 1996


Basis of Presentation

     The consolidated financial statements presented herein include the results of operations of Wisconsin Central Transportation Corporation ("WCTC") and its wholly owned subsidiaries: Wisconsin Central Ltd. ("WCL"); Fox Valley & Western Ltd. ("FV&W"); WCL Railcars, Inc.; Sault Ste. Marie Bridge Company; Wisconsin Central International, Inc. ("WCI"); WC Canada Holdings, Inc.; and Algoma Central Railway Inc. ("ACRI"). Wisconsin Central Transportation Corporation and its subsidiaries are hereinafter referred to as the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 1995. Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. In the opinion of management, the information provided in these statements reflects all adjustments necessary to present fairly such information. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Debt Prepayment

     In September 1995, the Company prepaid $40.0 million of 11.625% fixed-rate senior term notes using a combination of increased borrowings under its revolving credit agreement and cash on hand. In connection therewith, the Company paid a prepayment penalty of $3,515,000. This resulted in an extraordinary charge of $2,123,000, net of income taxes, in the third quarter of 1995.

Weyauwega Derailment

     On March 4, 1996, the Company had a derailment in Weyauwega, Wisconsin involving thirty-five cars, fourteen of which contained propane or liquified petroleum gas and two of which contained sodium hydroxide solution. Although no one was injured in the derailment, all residents within two miles of the site were evacuated for approximately sixteen days. In addition, many structures received water damage as a result of burst pipes. The total cost for the derailment is estimated at $26.2 million. The Company believes that its insurance policies will cover substantially all expenses, in excess of the deductibles, due to the derailment. Through September 30, 1996, the Company had funded $22.3 million in costs incurred as a result of this derailment and received $15.4 million in reimbursements from insurance companies. The Company carried an insurance receivable of $8.3 million as of September 30, 1996. During the first quarter of 1996, the Company recorded a pretax provision of $2.5 million, which represents the combined deductibles under its property damage and liability insurance policies. The Company has been successful in resolving the vast majority of claims directly with the claimants. Through October 31, 1996, approximately 98% of affected residents and 97% of affected businesses had resolved their claims against the Company. A complaint was filed against the Company on March 26, 1996 by nine individuals seeking to represent the class of persons who suffered damages as a result of this derailment. The complaint seeks punitive and treble damages. Any punitive damages and treble damages may not be covered by the Company's insurance. The Company does not believe there is any basis for an award of such damages. On July 9, 1996, the court declined to certify a class action lawsuit against the Company. The court did, however, indicate it would appoint a guardian ad litem to review all settlements made on behalf of affected minors and would notify all claimants who had not settled their claims of the existence of the action so that these claimants would have the option of joining the lawsuit should they desire. Since that date, the court has decided not to appoint a guardian ad litem. All potential claimants have been notified. Joinder of parties is in process. In addition, one business has filed a separate suit for damages in the District Court of Waupaca County.

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

     WCI has invested approximately $44.5 million in EW&S for a 31% ownership interest as of September 30, 1996. Of this amount, WCI had invested approximately $13.2 million through December 31, 1995 in connection with EW&S's acquisition of Res. The Company had also incurred $683,000 of investment related costs through December 31, 1995, which were reimbursed by EW&S during the first quarter of 1996. The Company has been granted performance-based options to acquire additional shares in EW&S to compensate it for its leadership of the consortium, and has entered into a management consulting agreement with EW&S.

     In connection with the EW&S investment, the Company loaned $13.2 million to Berkshire in December 1995 to temporarily finance its portion of the purchase price. This loan earned interest at approximately 9.0% and was repaid on February 22, 1996, prior to the consummation of the purchase of the three TLFs.

Tranz Rail Initial Public Offering

     WCTC, through its WCI subsidiary, holds an equity interest in Tranz Rail Holdings Limited ("Tranz Rail"), which operates 2,400 route miles of railroad in New Zealand. Tranz Rail completed an initial public offering of its common stock on June 18, 1996 and is quoted on the NASDAQ stock market in the United States and listed on the New Zealand stock exchange in New Zealand. As a result of this offering, the Company's ownership position declined to 22.7% from 30.2%. As of September 30, 1996, the Company owned the equivalent of 9,561,639 American Depository Shares ("ADS") of Tranz Rail with a quoted closing price on NASDAQ of $14.50 per ADS.

BOCT Complaint

     On June 4, 1993, WCL was served with a complaint filed by the Baltimore and Ohio Chicago Terminal Railroad Company ("BOCT") in the United States District Court for the Northern District of Illinois, Eastern Division. In its complaint, the BOCT claimed that WCL owed BOCT for intermediate switching and car hire reclaim charges allegedly incurred from July 1988 through February 1993. Arbitration hearings were held in Chicago from October 24, 1995 to November 9, 1995. On June 10, 1996, the arbitration panel ruled in favor of BOCT. The arbitration panel's ruling awarded BOCT $16,778,000 of disputed switching and car hire reclaim charges, and $2,493,000 of interest relating to such charges. Based upon the arbitration panel's ruling, the Company recorded pretax provisions of $15,979,000, representing amounts awarded in excess of previously recorded accruals.

     The litigation between BOCT and the Company continues, with the Company attempting to raise additional defenses that were not subject to arbitration and BOCT attempting to confirm the arbitration award.

Property Tax Dispute

     In October 1995, the Circuit Court of Dane County ruled in favor of a Wisconsin Department of Revenue ("WDR") retroactive assessment of personal property taxes for the tax years 1990 through 1993 against all Wisconsin railroads, including WCL and FV&W. The Company and the other railroads involved are appealing the statutory law rulings. As a result of the ruling, the Company recognized the $3,030,000 retroactive assessment, as well as accrued interest of $682,000, in its 1995 third quarter statement of income. The railroads, including WCL and FV&W, have also filed suits at the Federal and state levels which allege discrimination in the assessment of taxes and also challenge other WDR tax valuation practices with respect to its 1994 and 1995 tax bills.

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

Subsequent Event

     In November 1996, the Company prepaid $20.0 million of 10.2% fixed-rate senior term notes using a combination of increased borrowings under its revolving credit agreement and cash on hand. In connection therewith, the Company paid a prepayment penalty of $2.7 million. This will result in an extraordinary charge of $1.6 million, net of income taxes, in the fourth quarter of 1996.


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included herein.

Results of Operations: Third Quarter 1996 Compared to Third Quarter 1995

     The Company's net income for the quarter ended September 30, 1996 was $17.1 million compared with $8.9 million for the same period in 1995. The Company's net income for the quarter ended September 30, 1995 was unfavorably affected by an extraordinary charge associated with early debt prepayment which totaled $2.1 million, net of income taxes, and a charge for a retroactive property tax assessment, plus accrued interest, which totaled $2.2 million, net of income taxes. These items are both discussed in the Notes to Consolidated Financial Statements. The Company's income before these items was $13.3 million for the quarter ended September 30, 1995.

     Operating revenues. Operating revenues for the third quarter of 1996 were $71.8 million, which was $1.9 million or 2.8% higher than the year-ago period. Gross revenues for the quarter ended September 30, 1996 increased in 10 of 15 commodity groups, compared with the same period in 1995. Overall, gross revenues increased 7.0%. Traffic volume, as measured by carloads handled (including as a carload each loaded trailer or container), for the quarter ended September 30, 1996 approximated 118,900 carloads compared with approximately 111,000 carloads in 1995, an increase of 7,900 carloads or approximately 7.1%.

     Intermodal volume increased by approximately 6,500 carloads or 65.1% compared to the same period in 1995. The Company together with Canadian National Railway ("CN") began a new joint rate intermodal service on April 1, 1996. This service provides U.S. and Canadian customers with potential transit time savings in the Chicago/Western Canada corridor by utilizing the Company's lines, which offer the shortest mileage between Chicago and Superior, Wisconsin.

     Other increases in revenue totals occurred in paper, woodpulp, lumber, wood fibers, chemicals and petroleum products, sand, stone and minerals, coal and steel. Paper gross revenues increased by 3.1% from the year ago period primarily due to a softness in the paper market which has increased market share for shipments by rail versus truck. Gross revenues for woodpulp increased by 4.0% primarily due to increased market share. Lumber volume and gross revenues increased by 40.4% and 55.7%, respectively, compared with the same period in 1995 primarily due to higher revenues per carload as a result of longer hauls. Volume and gross revenues from shipments of chemical and petroleum products increased by 6.3% and 9.5%, respectively, primarily due to a recovery in shipments of paper coating chemicals. Volume and gross revenues for sand, stone and minerals increased by 37.2% and 33.1%, respectively, primarily due to increased market shares in cement and aggregates as well as an increase in sand shipments for the oil and gas industry. Volume and gross revenues for coal increased by 26.1% and 23.7%, respectively, primarily due to increased market share of inbound coal for Wisconsin utilities. Volume and gross revenues for steel increased by 21.2% and 24.1%, respectively, primarily due to increased demand from a major customer of ACRI.

     Volume and gross revenues for clay products decreased by 3.0% and 4.5%, respectively, primarily due to a slowdown in shipments of roofing granules and the softness in coating clays for the paper industry. Metallic ore revenues declined by 26.2% compared to the same period in 1995 primarily due to weather related production disruptions at various mining facilities which have adversely affected their shipping schedules.

     Operating expenses. Operating expenses for the third quarter of 1996 were $54.9 million compared with $52.0 million for the same period in 1995, an increase of 5.5%. The 1995 amount was impacted by the $3.0 million property tax assessment discussed in the Notes to Consolidated Financial Statements. Increases in labor, fuel, equipment rents and joint facilities were the primary causes of the increased operating expenses. The Company's operating ratio
(operating expenses as a percentage of operating revenues) was 76.4% in the third quarter of 1996, compared to 70.1% in the third quarter of 1995, excluding the retroactive property tax assessment in 1995.

     Labor expense increased by $1.4 million or 6.7% in the third quarter of 1996 as compared to the same period in 1995 primarily due to a 4.4% increase in the work force to handle the increased traffic and an average 4.5% increase in wages and salaries granted to employees at the beginning of the year. Fuel expense increased by $0.5 million or 10.6% in the third quarter of 1996 as compared with the same period of 1995 primarily due to a 9.1% increase in fuel prices during the quarter. Net equipment rent expense increased by $1.2 million or 19.8% due to additional equipment under operating leases as well as increased car hire costs for freight cars from other railroads. Joint facilities expense increased by $0.6 million in the third quarter of 1996 as compared to the same period in 1995 primarily due to continued train congestion through the Chicago corridor as well as costs associated with the CN intermodal service which started on April 1, 1996.

     Other income, interest expense and income taxes. Other income, net, amounted to $1.5 million for the third quarter of 1996 compared to $0.5 million in the third quarter of 1995. The increase is largely due to $0.6 million of management fees received from EW&S.

     Interest expense for the third quarter of 1996 was $2.6 million compared to $2.9 million in the third quarter of 1995. Included in interest expense for the third quarter of 1995 is $0.7 million related to the property tax assessment discussed in the Notes to Consolidated Financial Statements. Before this item, interest expense increased $0.4 million, primarily due to increased borrowings in 1996 to finance the EW&S investment partially offset by a lower effective interest rate due to the restructuring of debt late in 1995. The income tax provision for the third quarter of 1996 was $6.3 million, an increase of $0.2 million over the third quarter of 1995, due to higher pre-tax income.

     Equity in net income of affiliates. The Company's 1996 third quarter results included equity in net income of its affiliates of $7.5 million as compared to $1.6 million for the same period of 1995. The Company's equity in net income of affiliates included contributions from EW&S of $6.0 million and from Tranz Rail of $1.5 million, versus $1.6 million from Tranz Rail in the year-ago period.

Results of Operations: First Nine Months of 1996 Compared
                       to First Nine Months of 1995

     The Company's net income for the nine months ended September 30, 1996 was $32.7 million compared with $30.9 million for the same period in 1995. Net income for the first nine months of 1996 was reduced by $9.6 million due to the BOCT arbitration award, and by $1.5 million due to the Weyauwega derailment. The Company's net income for the nine months ended September 30, 1995 was unfavorably affected by an extraordinary charge associated with early debt prepayment which totaled $2.1 million, net of income taxes, and a charge for a retroactive property tax assessment, plus accrued interest, which totaled $2.2 million, net of income taxes. These items are all discussed in the Notes to Consolidated Financial Statements. The Company's income before these items was $43.8 million for the nine months ended September 30, 1996 compared to $35.3 million for the same period in 1995.

     Operating revenues. Operating revenues during the nine months ended September 30, 1996 were $193.1 million compared with $197.0 million for the same period in 1995, a decrease of 2.0%. Operating revenues for the first nine months of 1996 were negatively affected by the switching charges awarded in the BOCT arbitration. Excluding these switching charges, operating revenues for the first nine months increased by $9.3 million or 4.7% to $206.3 million. Gross revenues for the nine months ended September 30, 1996 increased in 9 of 15 commodity groups compared with the same period in 1995. Overall, gross revenues increased 4.4%. Traffic volume, as measured by carloads handled (including as a carload each loaded trailer or container), for the nine months ended September 30, 1996 approximated 346,700 carloads compared with approximately 332,200 carloads in 1995, an increase of 14,500 carloads or approximately 4.4%.

     Intermodal volume increased by more than 13,400 carloads or 45.2% compared to the same period in 1995 primarily due to the new joint rate intermodal service which the Company together with CN started on April 1, 1996.

     Other large increases in revenue totals occurred in paper, lumber, sand, stone and minerals, coal and steel. Paper volume and gross revenues increased by 8.6% and 10.2%, respectively, from the year ago period, primarily due to a softness in the paper market which has increased market share for shipments by rail versus truck. Volume and gross revenues for lumber increased by 13.9% and 40.0%, respectively, primarily due to increased market share and higher revenues per carload due to longer hauls. Volume and gross revenues for sand, stone and minerals increased by 20.0% and 26.4%, respectively, primarily due to increased market shares in cement and aggregates as well as an increase in sand shipments for the oil and gas industry. Volume and gross revenues for coal increased by 27.2% and 20.9%, respectively, primarily due to increased market share of inbound coal for Wisconsin utilities. Volume and gross revenues for steel increased by 14.6% and 18.0%, respectively, primarily due to increased demand from a major customer of ACRI.

     Volume and gross revenues for clay products decreased by 8.8% and 10.4%, respectively, primarily due to a slowdown in shipments of roofing granules and the softness in coating clays for the paper industry. Metallic ore revenues declined by 14.2% compared to the same period in 1995 primarily due to weather related production disruptions at various mining facilities which have adversely affected their shipping schedules.

     Operating expenses. Operating expenses for the first nine months of 1996 were $170.2 million compared with $149.1 million for the same period in 1995, an increase of 14.2%. The increase was primarily the result of severe winter weather, a weaker than expected economy and the Weyauwega derailment. The Weyauwega derailment led to a $2.5 million increase in operating expenses in 1996 to account for the combined deductible under the Company's two insurance policies. The 1995 amount was impacted by the $3.0 million property tax assessment discussed in the Notes to Consolidated Financial Statements. Excluding these items, operating expenses for the first nine months of 1996 were $167.7 million, compared with $146.0 million for the same period in 1995, an increase of 14.8%. Other increases in operating expenses occurred in labor, fuel, equipment rents, materials, joint facilities and casualties and insurance. The Company's operating ratio (operating expenses as a percentage of operating revenues) was 88.1% in the first nine months of 1996, including the accrual for the switching charges awarded in the BOCT arbitration and the effects of the Weyauwega derailment. Excluding these items in 1996 and the retroactive property tax assessment in 1995, the Company's operating ratio was 81.3% compared to 74.1% in the first nine months of 1995.

     Labor expense increased by $7.1 million or 11.6% in the first nine months of 1996 as compared to the same period in 1995 primarily due to a 7.1% increase in the work force to handle the increased traffic and an average 4.5% increase in wages and salaries granted to employees at the beginning of the year. Fuel expense increased by $1.4 million or 10.4% in the first nine months of 1996 as compared with the same period of 1995 primarily due to a 10.1% increase in fuel prices over 1995. Net equipment rent expense increased by $3.0 million or 16.4% primarily due to additional equipment under operating leases as a result of sale-leaseback transactions in 1995 and increased traffic congestion in the Chicago corridor. Materials expense increased by $2.2 million or 14.0% in the first nine months of 1996 as compared with the same period of 1995 primarily as a result of increased costs associated with maintenance of the Company's car and locomotive fleet, largely due to unusually severe weather during the winter and spring months. Joint facilities expense increased $1.8 million in the first nine months of 1996 as compared with the same period of 1995 primarily due to the continued congestion through the Chicago corridor as well as costs associated with the CN intermodal move which started on April 1, 1996. Casualties and insurance costs increased by $0.8 million largely due to derailments, other than Weyauwega, experienced during the first nine months of 1996.

     Other income, interest expense and income taxes. Other income, net, of $3.4 million for the first nine months of 1996 was $1.9 million higher than for the same period of 1995. The increase is largely due to $1.2 million of management fees received from EW&S.

     Included in interest expense for the first nine months of 1996 is $2.7 million of interest related to the BOCT arbitration award, while 1995 interest expense includes interest of $0.7 million associated with the retroactive property tax assessment. Other interest expense decreased $0.5 million in the first nine months of 1996 to $6.7 million, primarily due to the restructuring of debt which occurred in late 1995, resulting in a lower effective interest rate. The income tax provision for the first nine months of 1996 was $6.7 million, a decrease of $9.7 million over the first nine months of 1995, primarily due to the reduction of pretax income as a result of the switching charges and interest awarded in the BOCT arbitration.

     Equity in net income of affiliates. The Company's results for the first nine months of 1996 included equity in net income of its affiliates of $22.5 million as compared to $7.9 million for the same period of 1995. The Company's equity in net income of affiliates included an initial nine month contribution from EW&S of $14.9 million and a contribution from Tranz Rail of $7.5 million, versus $7.9 million from Tranz Rail in the same period a year ago.

Financial Condition:  September 30, 1996 Compared to December 31, 1995

     The Company generated cash in the amount of $39.3 million during the first nine months of 1996 from operations and the sale of assets and $42.5 million from financing activities. These resources, as well as cash on hand, were used to finance the Company's investment in EW&S of $30.7 million and other capital-related expenditures of $47.3 million.

     The Company had $163.5 million of total debt outstanding at September 30, 1996, which constituted 37.1% of its total capitalization, compared to 36.6% at December 31, 1995. At September 30, 1996, the Company's aggregate unused borrowing availability under its loan facilities totaled $74.8 million.


                           PART II - OTHER INFORMATION



Item 5.  Other Information

     On October 24, 1996, the Company announced that it had signed a letter of intent to purchase the Union Pacific Railroad Company's rail lines, contiguous property and associated facilities from North Green Bay, Wisconsin to Ishpeming, Michigan; from Powers to Antoine, Michigan; from Quinnesac, Michigan to Niagara, Wisconsin; and from Cascade to Palmer, Michigan. These lines, commonly known as the Green Bay North Lines, comprise approximately 220 route miles of trackage. The Company expects the purchase to be consummated by one of its subsidiaries early in the first quarter of 1997. The Green Bay North Lines carry substantial shipments of materials for the paper industry, and high volumes of iron ore used in steel-making from the Marquette ore range to Escanaba, Michigan for trans-shipment to vessels. A definitive agreement is expected to be reached in November 1996. Consummation of the transaction is subject to receiving required governmental approvals and to final approval of the definitive agreement by the Boards of Directors of both companies.

         Separately, on October 17, 1996, Wisconsin Central Ltd. filed an application with the Surface Transportation Board seeking approval to consummate its purchase of two line segments totaling 18 route miles of trackage at Wausau and Hayward, Wisconsin from Union Pacific. That transaction is also expected to close early in the first quarter of 1997.


Item 6.  Exhibits and Reports on Form 8-K

     The exhibits set forth on the accompanying Index to Exhibits are filed as part of this report.

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


                                                WISCONSIN CENTRAL TRANSPORTATION
                                                CORPORATION


Date:  November 13, 1996                   By:  /s/   Walter C. Kelly
                                              --------------------------
                                               Walter C. Kelly
                                               Vice President, Finance


Date:  November 13, 1996                   By:  /s/   Walter C. Kelly
                                              --------------------------
                                               Walter C. Kelly
                                               Chief Accounting Officer

                                INDEX TO EXHIBITS


                                                                    Sequentially
                                                                      Numbered
       Exhibit No.                  Description                          Page
       -----------                  -----------                          ----

           11               Statement re Computation                      17
                              of Per Share Earnings


           27                Financial Data Schedule                      18