Form 10-K
period 1996-12-31
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 1997-03-21
CIK 874213

================================================================================

                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   -------------------------------------------


                                    FORM 10-K

                [X] Annual report pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

                                       or

              [ ] Transition report pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934 for the
                                transition period
                  from _________________ to ___________________

                         Commission File Number 0-19150
                                                -------

                        WISCONSIN CENTRAL TRANSPORTATION
                                   CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                        36-3541743
                      --------                        ----------

           (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)        Identification Number)


          6250 N. River Road, Suite 9000
                Rosemont, Illinois                      60018
                ------------------                      -----
         (Address of principal executive             (Zip Code)
                     offices)

           Registrant's telephone number,
                including area code:             (847) 318-4600
                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, $0.01 par value
                              -----------------------------

     Indicate by check [X] whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 X  YES                 NO
                ---                 ---

     Indicate by check [X] if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value (based on the closing sales price on March 19, 1997 as reported by NASDAQ) of the voting stock of the registrant beneficially held by non-affiliates of the registrant was approximately $1.641 billion. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that such directors and executive officers are "affiliates" of the registrant, as that term is defined under the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of the
Registrant's Common Stock as of March 19, 1997:              50,829,979 shares


                       DOCUMENT INCORPORATED BY REFERENCE

Certain information in the registrant's Proxy Statement for its Annual Meeting to be held May 15, 1997, to be filed pursuant to Regulation 14A, is incorporated by reference in Part III hereof.


================================================================================

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

       Disclaimer Regarding Forward-Looking Statements.................    1


                                     PART I

Item

    1. Business........................................................    1
    2. Properties......................................................   11
    3. Legal Proceedings...............................................   13
    4. Submission of Matters to a Vote of Security Holders.............   13
       Executive Officers of the Registrant............................   14


                                     PART II


    5. Market for the Registrant's Common Equity and Related Stockholder
       Matters.........................................................   16
    6. Selected Financial Data.........................................   17
    7. Management's Discussion and Analysis of Financial Condition and
       Results of Operations...........................................   19
    8. Financial Statements and Supplementary Data.....................   28
    9. Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure............................................   50


                                    PART III


   10. Directors and Executive Officers of the Registrant..............   50
   11. Executive Compensation..........................................   50
   12. Security Ownership of Certain Beneficial Owners and Management..   50
   13. Certain Relationships and Related Transactions..................   50


                                     PART IV


   14. Exhibits, Financial Statement Schedules and Reports on
       Form 8-K........................................................   51

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

     This report contains certain statements that are "forward-looking", within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other matters, the belief, expectations, plans, and estimates of the Company with respect to certain future events, the impact of governmental regulation, the cost of compliance with environmental regulations and the actions to be taken by others and similar expressions concerning matters that are not historical facts. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.


                                     PART I

ITEM 1. BUSINESS

     Wisconsin Central Transportation Corporation ("WCTC") is incorporated under the laws of the State of Delaware. The principal offices of WCTC are located at One O'Hare Centre, Suite 9000, 6250 N. River Road, Rosemont, Illinois 60018, telephone (847) 318-4600. All dollar amounts in this report are stated in U.S. dollars unless otherwise indicated.

     WCTC is a holding company doing business through its wholly owned consolidated subsidiaries, Wisconsin Central Ltd. ("WCL"), Fox Valley & Western Ltd. ("FV&W"), WCL Railcars, Inc., Sault Ste. Marie Bridge Company ("SSM"), Wisconsin Central International, Inc. ("WCI"), WC Canada Holdings, Inc. and Algoma Central Railway Inc. ("ACRI"). WCTC and its subsidiaries are referred to together as the "Company".

     The Company operates the largest regional railroad in the United States and the largest railroad in the State of Wisconsin. In addition to Wisconsin, the Company provides service to the Upper Peninsula of Michigan, northeastern Illinois, eastern Minnesota and Ontario. The Company's operations utilize approximately 3,000 route miles of track and trackage rights, 235 locomotives and approximately 12,800 railcars. The railroad's principal gateways are Chicago, Duluth/Superior, Green Bay, Milwaukee, Minneapolis/St. Paul and Sault Ste. Marie, Ontario. These gateways permit the Company to connect with other railroads serving these locations.

     The Company, through WCL, acquired its original 2,015 route mile railroad system from the Soo Line Railroad Company ("Soo") in October 1987 (the "Original Acquisition"). In December 1991, the Company purchased from Soo an additional line of railroad running approximately 102 route miles from Superior to Ladysmith, Wisconsin (the "Ladysmith Line"). In July 1992, the Company purchased from the Chicago and North Western Transportation Company ("CNW") a line of railroad that runs generally parallel to the Ladysmith Line and extends approximately 98 route miles from Superior to Cameron, Wisconsin (the "Cameron Line"). The Company combined the best portions of these lines into a single line and upgraded the resulting line. The acquisition of the Ladysmith Line and the Cameron Line are collectively referred to as the "Head of the Lakes Acquisitions". WCL's current operations utilize 2,021 route miles of track and trackage rights.

     In August 1993, the Company, through FV&W, purchased the rail assets of three railroads in Wisconsin including Fox River Valley Railroad Corporation, Green Bay and Western Railroad Company and The Ahnapee & Western Railway Company. These acquisitions are collectively referred to as the "FV&W Acquisition". FV&W's rail assets currently consist of approximately 456 route miles of track and trackage rights.

     The Company, through WCI, has an equity interest in Tranz Rail Holdings Limited ("Tranz Rail"), formerly named New Zealand Rail Limited, which is discussed in detail below under "Investment in Tranz Rail Holdings Limited".

     On January 31, 1995, the Company consummated the acquisition of the railway assets of Algoma Central Corporation ("ACC") through the Company's ACRI subsidiary. This acquisition is referred to as the "ACRI Acquisition" and is described in detail below under "ACRI Acquisition". ACRI's rail assets currently consist of approximately 322 route miles of track and trackage rights.

     In 1995 and early 1996, the Company, through WCI, was part of a consortium that acquired various rail assets of British Rail. This investment is discussed in detail below under "Investments in English Welsh & Scottish Railway Holdings Limited".


RECENT DEVELOPMENT - DUCK CREEK NORTH ACQUISITION

     On January 27, 1997, SSM completed the purchase of 207 route miles of railroad track and trackage rights in Wisconsin and the Upper Peninsula of Michigan from the Union Pacific Railroad Company ("Union Pacific"). The rail lines, commonly known as the "Duck Creek North" lines, extend from North Green Bay, Wisconsin to Ishpeming, Michigan; from Powers to Antoine, Michigan; from Quinnesec, Michigan to Niagara, Wisconsin; and from Cascade to Palmer, Michigan. Freight shipments over the lines consist of materials for the paper industry and high volumes of iron ore used in steel-making which are shipped from the Marquette ore range to Escanaba, Michigan for transshipment to vessels. The rail lines, together with contiguous property and associated facilities, were purchased for approximately $85.0 million of cash. The purchase was funded through borrowings under existing revolving credit facilities. This acquisition is referred to herein as the "Duck Creek North Acquisition."


INVESTMENTS IN ENGLISH WELSH & SCOTTISH RAILWAY HOLDINGS LIMITED

     In the fourth quarter of 1995, a consortium of investors, including WCI and an affiliate of Berkshire Partners, an American private equity firm ("Berkshire") of which one of the Company's directors is an executive officer, director and beneficial owner of shares, established a holding company, North and South Railways Limited, now named English Welsh & Scottish Railway Holdings Limited ("EW&S"), to acquire various rail assets of British Rail from the British government as a part of its privatization of British Rail. On December 9, 1995, EW&S acquired Rail express systems Limited ("Res"). The principal activity of Res is the carriage of letters for the Royal Mail, a division of the British Post Office. On February 24, 1996, EW&S acquired British Rail's three trainload freight companies ("TLFs"), Loadhaul Limited, Mainline Freight Limited and Transrail Freight Limited. EW&S employs approximately 6,600 staff utilizing 910 locomotives and 19,300 freight cars to haul primarily bulk commodities such as coal, ore, steel and aggregates throughout Great Britain.

     WCI had invested approximately $45.0 million in EW&S for a 31% ownership interest as of December 31, 1996. The Company has been granted performance-based options to acquire additional shares in EW&S to compensate it for its leadership of the consortium, and has entered into a management service agreement with EW&S, under which the Company earned compensation of $1.6 million in 1996. In addition, EW&S has issued options to certain of its officers and directors, and warrants to the investment banking firm that facilitated the acquisition of EW&S. On February 21, 1997, the Company invested an additional $8.4 million to exercise a portion of these options, increasing its equity ownership position to approximately 34%.

     The Company accounts for its investment in EW&S under U.S. generally accepted accounting principles ("GAAP") utilizing the equity method of accounting. The Company's 1996 results included equity in the net income of EW&S of $22.8 million.

     EW&S has entered into an agreement with British Rail to purchase an additional freight operating company, Railfreight Distribution, the primary business of which is the operation of freight trains through the English Channel tunnel. Railfreight Distribution has not been profitable, and the consideration for the purchase will be nominal. The transaction will be consummated following regulatory clearance from the European Union, which is expected in April 1997.

ACRI ACQUISITION

     On January 31, 1995, the Company consummated the acquisition of the railway assets of ACC that are operated by ACRI. ACRI consists of approximately 322 route miles of track and trackage rights between Sault Ste. Marie, Ontario and Hearst, Ontario. The rail lines were purchased for approximately $8.2 million, financed in part by the Province of Ontario, through the Northern Ontario Heritage Fund Corporation. In related transactions, the Company acquired 879 railcars and 23 locomotives from ACC for approximately $11.1 million and ACC's communications system, maintenance and shop equipment, inventory and miscellaneous assets for $5.0 million.

     The principal commodities shipped over ACRI lines are iron ore, paper, forest products and steel products. Principal customers include Algoma Steel Inc. and St. Marys Paper Ltd. ACRI has connections with Canadian Pacific Rail System, Canadian National Railways ("CN"), Ontario Northland Railway and WCL in Sault Ste. Marie, Ontario. ACRI also provides passenger services between Sault Ste. Marie and Hearst, Ontario and operates the Agawa Canyon tour trains.

     In 1996, ACRI operated with an average of approximately 229 employees compared with the approximately 450 employees previously used by ACC in running the rail operations. Most of the ACRI employees work in train operations and maintenance. Although operating as a separate company, ACRI has contracted with WCL for certain administrative functions such as marketing and customer service. WCL's data system has been extended to link all ACRI customers with WCL and the North American rail computer network.


METRA

     In 1995, the Company reached agreement with the commuter rail division of the Regional Transportation Authority ("Metra"), the commuter rail system for northeastern Illinois, to permit Metra's use of WCL's tracks between Chicago and Antioch, Illinois for commuter service, which commenced in August 1996. The commuter service is operated by Metra using its own equipment and personnel. Metra currently operates ten trains per day over the route, which is approximately 40 miles long. The trackage rights agreement that permits Metra access to WCL's tracks provides that Metra may operate up to 20 trains per day over the route, after additional capital improvements are made by Metra. WCL receives $2.5 million annually as compensation for permitting use of the route. In addition, performance incentives could increase WCL's annual compensation by $0.5 million per year. Metra has agreed to indemnify the Company with respect to personal injury and property damages incurred in connection with Metra's operations, except in certain limited circumstances.

     As part of the arrangement, Metra has funded the capital improvements necessary to upgrade WCL's line between Chicago and Antioch to speeds of over 50 m.p.h. In addition, four additional passing sidings and other capital improvements were funded by Metra, increasing the overall capacity of the line. Through 1996, track improvements funded by Metra in this corridor included 65,600 ties, 5.8 miles of continuous welded rail, 89,800 tons of ballast and resurfacing the line.


INVESTMENT IN TRANZ RAIL HOLDINGS LIMITED

     On July 20, 1993, a consortium of investors, including WCI, entered into a purchase agreement with the government of New Zealand to acquire all the stock of Tranz Rail. WCI's equity investment approximated $16.0 million for approximately 27% of the common stock of Tranz Rail. In 1994 and 1995, the Company paid $3.3 million and $2.9 million, respectively, to exercise options that increased its equity ownership to approximately 30%. On June 26, 1995, Tranz Rail returned capital to shareholders through a pro rata repurchase of shares. WCTC's share of the capital returned was $21.0 million, which the Company has used to retire debt. The capital returned was derived primarily from proceeds of the 1994 sale of Tranz Rail's investment in a telecommunications company.

     Tranz Rail is a 2,500 route mile railroad which operates the only commercial rail service in New Zealand. Prior to July 20, 1993, it was a state-owned enterprise operating under a special charter from the New Zealand government. As of December 31, 1996, the railroad had 4,506 full-time employees, 341 locomotives and approximately 7,000 freight cars. In addition to freight and passenger rail service, Tranz Rail also operates regularly scheduled general commercial ferry service linking New Zealand's north and south islands.

     Tranz Rail completed an initial public offering of its common stock on June 18, 1996 and is listed on the NASDAQ stock market in the United States and on the New Zealand stock exchange in New Zealand. As a result of this offering, the Company's ownership position declined to 23% from 30%. As of December 31, 1996, the Company owned the equivalent of 9,561,639 American Depository Shares ("ADS") of Tranz Rail with a quoted closing price on NASDAQ of $17.69 per ADS. Each ADS represents three issued and fully paid ordinary shares of Tranz Rail. Total market value of the Company's holdings in Tranz Rail as of December 31, 1996 was approximately $169.1 million.

     In connection with becoming a public company, Tranz Rail adopted a general policy of paying cash dividends, initially at the rate of NZ$0.17 per ordinary share per year. The Company received its first dividend on March 11, 1997 in the amount of U.S.$3.4 million.

     The Company accounts for its investment in Tranz Rail under U.S. GAAP utilizing the equity method of accounting. The Company's 1996 results included equity in the net income of Tranz Rail of $9.9 million.

     Tranz Rail is subject to the reporting requirements of the Securities Exchange Act of 1934 applicable to a foreign private issuer, and accordingly, files certain reports and other information with the Securities and Exchange Commission.


WEYAUWEGA ACCIDENT

     On March 4, 1996, the Company had a derailment in Weyauwega, Wisconsin involving thirty-five cars, fourteen of which contained propane or liquified petroleum gas and two of which contained sodium hydroxide solution. Although no one was injured in the derailment, all residents within two miles of the site were evacuated for approximately sixteen days. In addition, many structures received water damage as a result of frozen pipes. The total cost for the derailment is currently estimated at $27.3 million. The Company believes that its insurance policies will cover substantially all these costs, in excess of the $2.5 million of deductibles, due to the derailment. Through December 31, 1996, the Company had funded $24.8 million in costs incurred as a result of this derailment and received $17.4 million in reimbursements from insurance companies. The Company's Consolidated Balance Sheet includes an insurance receivable of $7.4 million as of December 31, 1996. During the first quarter of 1996, the Company recorded a pretax provision of $2.5 million for the combined deductibles under its property damage and liability insurance policies. The Company has been successful in resolving the vast majority of claims directly with the claimants. Through December 31, 1996, approximately 98% of affected residents and 97% of affected businesses had resolved their claims against the Company. See also "Legal Proceedings".


BOCT ARBITRATION

     On June 10, 1996, an arbitration panel ruled against the Company in a dispute with the Baltimore and Ohio Chicago Terminal Railroad Company ("BOCT") regarding intermediate switching and car hire reclaim charges allegedly incurred from July 1988 through February 1993. The arbitration panel awarded BOCT $16.8 million plus $2.5 million of interest. Based upon the arbitration panel's ruling, the Company recorded pretax provisions of $15.8 million, representing amounts awarded in excess of previously recorded accruals. For a discussion of the history and status of this arbitration proceeding, see "Legal Proceedings".

OPERATIONS

     Prior to 1991, the Company operated over the 2,015 route miles of track acquired by WCL at the inception of the Company in 1987. In December 1991 and 1992, the Company's system and opportunities were expanded when it added approximately 100 miles of trackage in the Head of the Lakes Acquisitions, which created better access to Canadian markets. In August 1993, the Company acquired trackage in Wisconsin in the FV&W Acquisition that currently consists of 456 miles. In January 1995, the Company acquired the 322 miles of trackage involved in the ACRI Acquisition. In January 1997, the Company acquired the 207 miles of trackage involved in the Duck Creek North Acquisition.

     These acquisitions have contributed to the Company's growth over the past five years as is shown in the following table.


                                                     1996             1995              1994            1993             1992
                                                 ------------     ----------         ----------      ----------       ---------
Operating revenues (in thousands) ............ $  275,438<F1>     $  263,427         $  211,139      $  151,691      $  124,364
   Annual growth .............................        4.6%              24.8%              39.2%           22.0%            9.4%
Total carloads (number) ......................    464,149            436,286            358,825         257,326         205,512
   Annual growth .............................        6.4%              21.6%              39.4%           25.2%           14.3%
Average number of employees ..................      2,086              1,970              1,575           1,185           1,011
   Annual growth .............................        5.9%              25.1%              32.9%           17.2%            5.0%
Operating ratio <F2>..........................       81.3%<F3>          74.8%<F4>          74.1%           77.0%           78.8%

----------------
<F1> Excludes the disputed  switching charges of $13.3 million discussed in Note
     15 to the Consolidated Financial Statements.
<F2> Operating ratio represents operating expenses as a percentage of operating revenues.
<F3> Excludes the disputed  switching  charges and the $2.5 million of insurance deductibles for the Weyauwega derailment discussed in Note 15 to the Consolidated Financial Statements.
<F4> Excludes the $3.0 million retroactive property tax assessment for the years
     1990 to 1993 from the Wisconsin Department of Revenue discussed in Note 15 to the Consolidated Financial Statements.

     The Company's operating philosophy emphasizes rapid movement of traffic and high productivity from its employees. The Company uses primarily two and three person train crews, with an average crew size of 2.2 persons. Employees are paid on a salaried basis. The Company has structured its operations so that it can assign its employees to tasks on an as-needed basis without regard to traditional rail industry crafts, which increases productivity. The Company follows a program of cross-training its employees to perform a number of related functions.

     The following table sets forth various measurements of the Company's productivity over the past five years:

                                       Productivity Data

                                                         Year Ended December 31,
                                            1996          1995       1994      1993        1992
                                         ---------      --------   ---------  --------    -------

Total employees (average) .............     2,086         1,970      1,575      1,185      1,011
Total employee hours worked (thousands)     4,617         4,369      3,642      2,878      2,433
Labor ratio<F1>........................      32.7%<F2>     31.3%      32.1%      32.9%      33.7%
Revenue ton miles per
   employee hour worked<F3>............     2,120         2,169      1,980      1,795      1,598

-----------------
<F1> Labor ratio equals total labor  expense  charged to operating  expenses as a percentage of operating  revenues.
<F2> Excludes  the  disputed  switching  charges  discussed  in  Note  15 to the
     Consolidated Financial Statements.
<F3> A revenue ton mile equals the product of weight in tons of freight carried for hire and the distance in miles between the origin and destination.

     The following table summarizes the work force by function:


                                        Average Number of Employees

                                                                        Year Ended December 31,
                                                        1996        1995         1994        1993        1992
                                                       ------      ------      -------      ------      -----

General and administrative........................       136          136         115          95          91
Marketing.........................................        39           40          35          30          26
Engineering (maintenance of way)..................       640          580         463         352         302
Mechanical (maintenance of equipment).............       411          414         332         253         212
Transportation....................................       860          800         630         455         380
                                                       -----       ------      ------       -----        ----
     Total........................................     2,086        1,970       1,575       1,185        1,011
                                                       =====       ======      ======       =====        =====

     The Company serves a competitive market area which dictates the need for consistent, high quality train service. The Company's rail network is divided into 14 main lines and 17 secondary lines. Main lines are those with the heaviest use, while secondary lines provide service to on-line customers. Train service is provided seven days per week on main lines and five or six days per week on secondary lines. The Company's train service is designed to provide a flow of cars from key origination points at least once every 24 hours. This flow moves on scheduled trains between specified locations, exchanging or adding cars at each stop.

     Under the current regulatory framework, shipments by rail can move either under a tariff or under a transportation contract. Shipments performed under contract, generally one year in duration, make up approximately two-thirds of the Company's business. These contracts generally have cost escalation clauses based on various indices that are representative of the related costs. The Company's transportation contracts also typically provide that a specified percentage of a customer's particular commodity must be shipped pursuant to the contract. Payments are due from customers upon receipt of billing. In general, where a shipment involves more than one railroad, the carrier delivering to the final destination receives and then distributes payment for all of the participating carriers. Payments due to and from other railroads are netted on a monthly basis.

CUSTOMERS AND TRAFFIC

     Volume, as measured by carloads handled (including as a carload each loaded trailer or container), was 464,149 carloads in 1996 generating $273.8 million in gross revenues. Of these carloads, 78.3% were generated by originating or terminating business (i.e., business to or from a point on the Company's lines) or local business (i.e., business which both originates and terminates on the Company's lines). The Company's volume in 1995 and 1994 was similar, with 76.5% and 79.2%, respectively, of the carloads being generated by originating, terminating and local business. The Company believes that this high percentage of originating, terminating and local business gives its volume added stability, due to the Company's marketing-oriented approach and its ability to customize service for customers within its territory. The remainder of the Company's business was overhead. Overhead business is received from other railroads at interchange points in the Company's territory and moved to another point in the territory for interchange to another railroad. The Company's ability to handle certain overhead business is restricted by contract. See Item 2. "Properties".

     The following table shows the composition of the Company's 1996 traffic by class:


                                                   1996 Volume by Class

                                                                Carloads                    Gross Revenues
                                                                --------                    --------------
                                                                         % of             Dollars in      % of
                                                           Number        Total            millions        Total
                                                           ------        -----            --------        -----

Local  .............................................       100,005        21.5%          $    48.2        17.6%
Originating.........................................       103,422        22.3                69.5        25.4
Terminating.........................................       160,345        34.5               112.8        41.2
Overhead............................................       100,377        21.7                43.3        15.8
                                                           -------      ------           ---------      ------
    Total...........................................       464,149       100.0%          $   273.8       100.0%
                                                           =======      ======           =========      ======


     The Company's 25 largest customers accounted for approximately 60% of its volume and approximately 64% of its gross revenues in 1996. Ten shippers (Consolidated Papers, Inc., The Mead Corporation, Algoma Steel Inc., Geneva Steel, Quad/Graphics, Wisconsin Public Service Corporation, Georgia Pacific Corp., Noranda, Inc., Kimberly Clark Corp., and Champion International Corp.) accounted for approximately 39% of the Company's gross revenues in 1996. The Company's volume is subject to general economic conditions and specific situations within customers' respective industries as well as generally to the effects of competition.

COMMODITIES BASE

   The Company transports a wide variety of commodities for its customers. The following table summarizes the Company's traffic for 1996 by commodity group. A detailed discussion of the individual commodity groups follows the table.


                                                  1996 Commodity Group Mix

                                                                Carloads                    Gross Revenues
                                                                --------                    --------------
                                                                         % of             Dollars in   % of
                                                           Number        Total            millions     Total
                                                           ------        -----            --------     -----

Paper...............................................       41,389         8.9%           $   37.5         13.7%
Woodpulp............................................       39,382         8.5                35.8         13.1
Pulpboard...........................................       20,071         4.3                11.6          4.2
Lumber products.....................................       20,890         4.5                16.6          6.1
Wood fibers.........................................       22,304         4.8                11.6          4.2
Chemicals and petroleum products....................       39,326         8.5                32.7         12.0
Intermodal..........................................       62,533        13.5                12.1          4.4
Sand, stone and minerals............................       32,468         7.0                13.8          5.0
Metallic ore........................................       73,699        15.9                28.1         10.3
Clay products and granules..........................       21,536         4.6                20.5          7.5
Coal................................................       28,578         6.2                11.6          4.2
Food and grain......................................       26,707         5.8                17.6          6.4
Waste and scrap.....................................       18,184         3.9                11.8          4.3
Steel...............................................       14,263         3.1                10.5          3.9
Miscellaneous.......................................        2,819         0.5                 2.0          0.7
                                                        ---------      ------            --------      -------
    Total...........................................      464,149       100.0%           $  273.8        100.0%
                                                        =========      ======            ========      =======


     Paper, Woodpulp and Pulpboard. Paper and related products are among the principal commodities transported by the Company. The Company provides direct rail service to major woodpulp and paper manufacturers in central and northeastern Wisconsin, the Upper Peninsula of Michigan and Ontario. In 1996, paper, woodpulp and pulpboard (a packaging material) represented 21.7% of the Company's volume and 31.0% of its gross revenues. In addition to these products, the Company transports a number of commodities related to paper-making (such as chemicals and clay), which are described separately below. The paper related products volume is primarily inbound raw materials for paper producers. The Company's paper producing customers are diverse, producing many types of paper and related products, including magazine stock, writing papers, packaging papers and sanitary products. The distribution and marketing patterns for the different types of products vary, as do the seasonality and cyclicality of the markets. Outbound paper products transported by the Company consist of finished or heavy paper products, such as printing paper, kraft (brown) paper and pulpboard. Sanitary papers are transported predominantly by truck due to their relatively low weight and off-line delivery requirements.

     Lumber Products and Wood Fibers. Lumber products and wood fibers, including pulpwood and wood chips, accounted for 9.3% of the Company's 1996 volume and 10.3% of its 1996 gross revenues. Lumber shipments are generally dependent on construction activity, while wood fiber shipments are dependent on paper production activity.

     Chemical and Petroleum Products. Chemical and petroleum products are primarily moved inbound to the Company's customers, principally paper companies and fertilizer distributors. These products accounted for 8.5% of the Company's 1996 volume and 12.0% of its 1996 gross revenues. Major chemicals in this group include sodium alkalides, potassium compounds and plastic materials.

     Intermodal. Intermodal volume consists of over-the-road trailers and shipping containers hauled on railroad flat cars. The trailer and container business handles truck-competitive, time-sensitive commodities. This business represented 13.5% of the Company's 1996 volume and 4.4% of its 1996 gross revenues. The Company has intermodal facilities in Chicago, Illinois and Arcadia, Green Bay, Neenah and Stevens Point, Wisconsin. On April 1, 1996, the Company joined with CN to create a new joint rate intermodal service agreement that provides U.S. and Canadian customers with transit time savings in the Chicago/Western Canada corridor by utilizing the Company's lines which offer the shortest mileage from Chicago to Superior.

     Sand, Stone and Minerals. Sand, stone and mineral products represented 7.0% of the Company's volume and 5.0% of its gross revenues in 1996. Volume in this classification consists primarily of sand and stone quarried in the Company's service territory.

     Metallic Ore. Metallic ore volume accounted for 15.9% of the Company's volume and 10.3% of its gross revenues in 1996. The Company's metallic ore volume is seasonal and subject to competitive bidding. On August 19, 1994, the Company, together with Southern Pacific Lines (now part of Union Pacific), began to handle iron ore from the upper Midwest to Geneva Steel's mill in Utah. In 1996, volume for this five-year move approximated 32,200 carloads. With the acquisition of Southern Pacific Lines by Union Pacific, the Company believes it is doubtful that this move will continue after its current term. A significant portion of the SSM volume consists of metallic ore shipments from the Marquette ore range to Escanaba, Michigan for transshipment to vessels.

     Clay Products and Granules. Clay products and granules represented 4.6% of the Company's volume and 7.5% of its gross revenues in 1996. Roofing granules originating at manufacturing facilities located in Wausau and Kremlin, Wisconsin constituted 45% of these carloads. Kaolin clay, which is a primary raw material used in paper production, makes up most of the other 55% of these carloads.

     Coal. Coal accounted for 6.2% of the Company's volume and 4.2% of its gross revenues in 1996. The Company handles two categories of coal traffic: (1) unit trainloads of low sulfur, low BTU coal from the Powder River Basin of Wyoming to electric utility plants in Green Bay and Weston, Wisconsin, and (2) multiple carload lots of low to high sulfur, high BTU coal originating in Indiana, Kentucky and Illinois and moving to Wisconsin paper companies and other industrial users.

     Food and Grain. Food and grain products totaled 5.8% of the Company's volume and 6.4% of its gross revenues in 1996. Corn, barley, malt and canned and frozen vegetables make up the bulk of this group.

     Other. The Company's remaining volume is composed of waste and scrap (3.9%), steel products (3.1%) and miscellaneous freight (0.5%).


COMPETITION

     The Company's railroad operations are subject to competition from trucks, other rail carriers and lake vessels. Competition with rail carriers and lake vessels is usually based on price, while competition with trucks can be based on price, service or both. Trucks are the dominant competition to the Company, competing actively for shipments of nearly all commodities handled by the Company, especially intermodal traffic and paper products. Rail competition exists principally in the Duluth/Superior to Chicago corridor. Lake vessels generally compete for bulk commodities such as coal and ore. The Company's pricing and service decisions are also impacted by competition among the Company's customers and their competitors, as the Company must provide pricing and service that keep its customers competitive in the market.

MARKETING

     The Company emphasizes superior service to its customers and has created a marketing organization designed to identify and quickly respond to customers' needs. The Company's marketing strategy includes the creation of an atmosphere of decentralized pricing authority to enable marketing personnel with specific market knowledge and direct customer contact to make pricing decisions within established guidelines. This quick and independent reaction to market opportunities, together with clear delegation of authority and responsibility, has improved customer relations and enabled the Company to retain and increase its base of business. In recognition of the Company's excellent service during the years 1988 through 1995, Distribution, a respected trade publication, presented the Company with its "Quest for Quality" award for each of those years. The award for 1996 has not yet been presented. The award is based on customer surveys encompassing service, equipment, convenience, price and sales criteria. The Company has received many awards from its customers recognizing its excellent service.

EMPLOYEE RELATIONS

     At December 31, 1996, the Company employed 2,047 full-time employees, including 46 on temporary assignments. Except for ACRI and a minor hold-over representation of certain FV&W employees, the Company's employees are not represented by collective bargaining organizations. The collective bargaining agreements in effect on ACRI are designed to reflect WCL practices. In past years, there have been various unsuccessful attempts by various unions to represent those employees not represented by collective bargaining organizations. The most recent attempt was in late 1996 when the National Mediation Board conducted elections to determine if the Company's engineering employees would choose to be represented by a labor union. In early 1997, the Company was notified that only 13.6% of such employees voted to be represented by a union, falling short of the simple 50% majority required by the Railway Labor Act to effect union representation.

     The Company's employees, after meeting certain eligibility requirements, are able to participate in the Company's employee stock purchase plans, savings plans and bonus plans.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations, which are implemented principally by the Environmental Protection Agency and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture, handling, transportation, storage and disposal of certain substances. One such law, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), which is also known as the "Superfund" law, generally imposes joint and several liability for clean-up and enforcement costs, without regard to fault or the legality of the original conduct, on current and predecessor owners and operators of a site. Much of the Company's real property has been used for industrial purposes or leased to commercial and industrial companies whose activities may have resulted in discharges onto the property. Consequently, the Company may be responsible under CERCLA and other applicable federal and state statutes for all or a part of the costs to clean up sites at which wastes have been released by the Company, its lessees, predecessor owners or lessees of properties, or other third parties. Prior owners of a majority of the Company's rail operating properties have agreed to indemnify the Company with respect to contamination or non-compliances with environmental laws arising prior to the Company's acquisition of the subject sites. In addition, several of the states in which the Company operates make available reimbursement programs for clean-up of contamination.

     The Company has been named as a "potentially responsible party" with respect to contamination at a number of sites on its properties. However, the Company believes that any expense it may incur in connection with the clean-up of such sites will not have a material adverse effect on the financial condition of the Company. As part of its normal operations, the Company transports hazardous materials from time to time, which may expose the Company to claims and potential liability for injuries to employees, other persons, property and the environment.

     The Company has received requests for documents from the United States Department of Justice ("DOJ") in an investigation involving a potential violation of federal laws governing the inspection and removal of asbestos and the provision of notice relating to those activities in connection with a 1993 demolition project in Waukesha, Wisconsin on property owned by the Company. The Company is cooperating with the DOJ's investigation and has provided all requested documents. The penalty for such violation includes criminal prosecution with a fine of up to $500,000 per violation or civil enforcement with a fine of up to $25,000 per day for each violation.

     The Company believes that the operations of its railroads are in material compliance with current laws and regulations. The Company estimates that any expense incurred in maintaining compliance with current laws and regulations will not have a material effect on the Company's earnings or capital expenditures. However, there can be no assurance that the current regulatory requirements will not change, or that currently unforeseen environmental incidents will not occur, or that past non-compliance with environmental laws will not be discovered on the Company's properties that may not be subject to indemnification or reimbursement.


REGULATION

     In addition to environmental, safety and other regulation applicable to all businesses, railroads are subject to regulation by federal agencies, primarily the Service Transportation Board ("STB") and the Federal Railroad Administration ("FRA"), and by state departments of transportation and some other state and local regulatory agencies. (ACRI's operations are subject to Canadian rail regulations which are generally similar, but differ in certain respects, from their U.S. counterparts. Only U.S. regulation is described below.) The STB has jurisdiction over, among other things, prices charged for services and service levels. It also has jurisdiction over acquisition, extension or abandonment of rail lines, consolidation, merger, or acquisition of control of rail common carriers, and the imposition of labor protection conditions in connection with some of the foregoing. The FRA has jurisdiction over railroad track, equipment and operating safety standards. State agencies regulate certain local safety issues, such as adequacy of grade crossings.

     Generally, a railroad is free to adjust the level of prices on its business freely. In those instances in which a railroad is found not to face effective competition and found to have prices which yield revenue in excess of a prescribed revenue-to-variable cost ratio, the STB has authority to investigate the price reasonableness. In addition to maximum price regulation, an individual railroad's ability to adjust its prices is constrained by the regulation of prices that apply to business interchanged between railroads.

     For purposes of rail regulation, the STB classifies railroads by revenues, with the largest, most heavily regulated railroads being referred to as "Class I" railroads and smaller railroads being referred to as "Class II" or "Class III" railroads. WCL and FV&W are classified as Class II railroads, while SSM is classified as a Class III railroad.

     On February 7, 1997, WCL and FV&W entered into a voluntary cooperative Safety Compliance Agreement with the FRA pursuant to the Safety Assurance and Compliance Program ("SACP"). The SACP is a program, initiated by the FRA in March of 1995, to permit railroads and the FRA to develop and monitor agreed upon programs to improve safety conditions on a systematic basis throughout a railroad. The WCL and FV&W program, which is expected to continue for approximately one year, will focus on improving track conditions, inspection procedures and training for railroad employees.

INSURANCE

     The Company maintains $125.0 million in third party liability insurance coverage for personal injuries, including death, property damage and other specified risks of its operations in excess of a self-insured retention of $2.0 million per occurrence (except for ACRI which has a self-insured retention of $0.5 million per occurrence). The Company also maintains $20.0 million in all risks property damage coverage, including property of shippers, in excess of retentions of $750,000 per occurrence with respect to rail accidents and $50,000 per occurrence with respect to non-rail incidents. In addition, the Company maintains $25.0 million in directors' and officers' liability insurance with a Company retention of $350,000. The Company believes its insurance is proper in light of its experience and the experience of the rail industry. However, the Company can give no assurance as to the adequacy, availability or cost of insurance in the future.


ITEM 2. PROPERTIES

     The Company's principal properties are 2,798 route miles of operating rail lines (1,856 route miles of main lines and 942 route miles of secondary lines), 208 route miles of trackage rights (contractual rights to operate over lines of railroad owned by others), associated yards, terminals, repair facilities and contiguous real estate. The following table sets forth the Company's operating rail lines:

                                          Owned
                               ---------------------------
                                Main    Secondary    Total    Trackage   Total
                               Lines      Lines      Owned     Rights   Operated
                               -----      -----      -----     ------   --------

WCL ....................       1,074       758       1,832       189     2,021
FV&W ...................         338       102         440        16       456
ACRI ...................         295        26         321         1       322
SSM ....................         149        56         205         2       207
                               -----       ---       -----       ---     -----
     Total .............       1,856       942       2,798       208     3,006
                               =====       ===       =====       ===     =====



     The Company also owns 34 route miles of abandoned rail lines and rail lines not currently operated.

     The majority of the Company's main line from Chicago to Stevens Point, Wisconsin (238.3 route miles) is in FRA Class IV condition, permitting up to 50 m.p.h. speeds for freight trains. The Company's other main lines are primarily FRA Class III lines, permitting up to 40 m.p.h. speeds, and the Company considers them appropriate to handle current and expected traffic on those lines. Secondary lines are primarily FRA Class II lines, permitting up to 25 m.p.h. speeds, which the Company also considers appropriate for current and expected traffic volume. Class designations of rail lines are made or revised based on annual track inspections. Additionally, all of the main lines have been inspected with an electronic rail defect detector car at least once annually over the last five years. The Company's maintenance and track improvement plans are designed to preserve class designations at least at their present levels.

     The Company has trackage rights that provide the Company access into Chicago, Duluth/Superior, Milwaukee and Minneapolis/St. Paul. The Company's trackage rights over Soo include restrictions on the use of Soo's rail lines into Milwaukee and Minneapolis/St. Paul. The effect of these restrictions is that the Company cannot use Soo's lines to access those locations to handle most overhead business (i.e., business routed through the Company's system for delivery from one carrier to another).

     The Company owns and operates car and locomotive repair facilities located in Fond du Lac, Stevens Point and Green Bay, Wisconsin, Gladstone and Escanaba, Michigan and Sault Ste. Marie, Ontario. These facilities service the Company's locomotives and railcars and offer equipment repair services to other carriers and the Company's customers.

     The Company also owns a large iron ore dock and storage facility in Escanaba, Michigan. The ore dock site includes a pier approximately 2,800 feet long used to transport iron ore to and from cargo ships which are docked at the pier. The pier is capable of docking four ships at a time.

     The Company also has rights under various leases, joint facility agreements and transportation contracts. The Company is lessee of locomotives, railcars and maintenance equipment. The Company's joint facility agreements include various operating and maintenance agreements with other railroads under which certain railroad properties (such as track, switches, crossings, interchanges and bridges) are jointly used and maintained.

     The Company owns various parcels of non-operating real estate that are contiguous to its rail lines. Some of this real estate is leased to third parties, on varying terms, generating lease income of $2.0 million, $1.3 million and $1.2 million in 1996, 1995 and 1994, respectively.

     In addition, the Company has sold certain of its excess assets since inception. The proceeds and pre-tax gains recognized with respect to these sales from 1992 through 1996 are as follows:


                                                                        Year Ended December 31,
                                                         1996        1995         1994        1993        1992
                                                      ---------   ---------     --------    --------    ------
                                                                                (in thousands)

Proceeds from sales of excess assets..............    $   1,210   $   2,109     $  1,236    $  1,909    $  2,911
Pre-tax gain from sales of excess assets..........        1,015         794        1,036       1,735       2,383


     The Company's strategy is to sell excess assets, but there can be no assurance as to the Company's ability to sell its remaining excess assets or as to the prices the Company will receive if and when it sells excess assets.

     At December 31, 1996, the Company's equipment fleet consisted of 235 locomotives (169 owned and 66 leased) and 12,831 freight cars (4,734 owned and 8,097 leased). The average age of the locomotives and freight cars in the Company's fleet is 31 years and 21 years, respectively. Despite their age, the Company's locomotives and freight cars have achieved good availability, primarily as a result of the Company's preventive maintenance program. Of the Company's current fleet of locomotives and freight cars, 50% and 52%, respectively, were acquired new or have been rebuilt or received a major overhaul since 1987. The Company's availability rates with respect to its locomotive and railcar fleet were 89.7% and 98.1%, respectively, in 1996.

     The quality of the Company's title to its owned rights-of-way varies. The Company's properties were acquired by its predecessors over extended periods of time and by different companies. Accordingly, the original conveyancing documents were not standardized and are subject to judicial interpretation as to the interest conveyed to the original acquiring railroad. In cases involving other railroads, deeds have sometimes been construed to create either an easement for railroad purposes or an ownership interest that terminated upon the cessation of use for railroad purposes. At the time of the Original Acquisition, the Company obtained both a representation from Soo and title insurance to the effect that the Company would have sufficient interest in its properties to operate a railroad. The Company received similar assurances with respect to properties acquired in subsequent acquisitions. However, if the Company ceases to operate its railroad over a parcel, the Company's interest in the parcel could revert to adjacent landowners or to others holding a reversionary interest. In Wisconsin, the Company's right to dispose of property is limited by a Wisconsin statute that gives the state the right of first refusal with respect to any property to be sold by a railroad. Because of their age, buildings and structures on the Company's rail properties are also often subject to historical preservation review prior to disposition.

     As part of the Original Acquisition, Soo retained the rights to all gross revenues from fiber optic cables and equipment which, under agreements existing at the time of the Original Acquisition, were located on the properties acquired by the Company. Soo also retained the rights to 50% of net revenues derived under easements, licenses or leases pertaining to fiber optic cables and equipment which may be located on those properties under agreements entered into after the Original Acquisition. Soo retained similar rights as to the Ladysmith Line, and CNW retained similar rights as to the Cameron Line. The Company's share of the revenues from fiber optic easement agreements has been insignificant. In addition, Soo, CNW and Union Pacific retained mineral rights with respect to the Ladysmith Line, the Cameron Line and Duck Creek North, respectively.

ITEM 3. LEGAL PROCEEDINGS

     The Company's employees are covered by the Federal Employers' Liability Act ("FELA"), as opposed to state workers' compensation systems. Under FELA, damage awards for injuries and deaths of railroad employees are settled by negotiation or litigation based on the comparative negligence of the employee and the employer and are not subject to limitations on the amount of recovery (as recoveries are under workers' compensation systems).

     The Company is currently subject to a number of claims and legal actions that arose in the ordinary course of business, including FELA claims by its employees and personal injury claims (including wrongful death claims) by third parties. The Company believes these claims, taking into account reserves and applicable insurance, will not have a material adverse effect on the Company. Adverse judgments in these claims, individually or in the aggregate, in excess of related reserves and applicable insurance, could have a material adverse effect on the Company's financial position.

     In connection with the March 4, 1996 derailment in Weyauwega, Wisconsin, a complaint was filed against the Company on March 26, 1996 by nine individuals seeking to represent the class of persons who suffered damages as a result of this derailment. The complaint seeks punitive and treble damages. Any punitive damages and treble damages may not be covered by the Company's insurance. The Company does not believe there is any basis for an award of such damages. On July 9, 1996, the court declined to certify a class action lawsuit against the Company. The court did, however, indicate it would appoint a guardian ad litem to review all settlements made on behalf of affected minors and would notify all claimants who had not settled their claims of the existence of the action so that these claimants would have the option of joining the lawsuit should they desire. Since that date, the court has decided not to appoint a guardian ad litem. All potential claimants were notified, and thirteen families and two businesses joined the lawsuit. Discovery is ongoing. In addition, one business has filed a separate suit for damages in the District Court of Waupaca County. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company's financial position.

     On June 4, 1993, WCL was served with a complaint filed by the BOCT in the United States District Court for the Northern District of Illinois, Eastern Division. In its complaint, the BOCT claimed that WCL owed BOCT for intermediate switching and car hire reclaim charges allegedly incurred from July 1988 through February 1993. Arbitration hearings were held in Chicago from October 24, 1995 to November 9, 1995. On June 10, 1996, the arbitration panel ruled in favor of BOCT. The arbitration panel's ruling awarded BOCT $16.8 million of disputed switching and car hire reclaim charges, and $2.5 million of interest relating to such charges. Based upon the arbitration panel's ruling, the Company recorded pretax provisions of $15.8 million, representing amounts awarded in excess of previously recorded accruals. The litigation between BOCT and the Company continues. The U.S. District Court has affirmed the arbitration award and also authorized WCL to pursue the defenses that were not subject to arbitration, including claims to be brought before the STB.

     In October 1995, the Circuit Court of Dane County ruled in favor of a Wisconsin Department of Revenue ("WDR") retroactive assessment of personal property taxes for the tax years 1990 through 1993 against all Wisconsin railroads, including WCL and FV&W. WCTC and the other railroads involved are considering an appeal of the statutory law rulings. As a result of the ruling, the Company recognized the $3.0 million retroactive assessment, as well as accrued interest of $727,000, in its 1995 consolidated statement of income. The railroads, including WCL and FV&W, have also filed suits in state courts which allege discrimination in the assessment of taxes. WCL and FV&W have separately filed suit challenging other WDR tax valuation practices with respect to their 1994, 1995 and 1996 tax bills.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information about each person who serves as one of the Company's executive officers:


                               Age as of
       Name                  March 1, 1997                        Position with Company
       ----                  -------------                        ---------------------

Edward A. Burkhardt               58         Chairman, President and Chief Executive Officer
Thomas F. Power, Jr.              56         Executive Vice President and Chief Financial Officer
J. Reilly McCarren                40         Executive Vice President and Chief Operating Officer, WCL,
                                                 FV&W, ACRI and SSM
Walter C. Kelly                   53         Vice President, Finance
Glenn J. Kerbs                    56         Vice President, Engineering, WCL, FV&W, ACRI and SSM
William R. Schauer                52         Vice President, Marketing, WCL, FV&W, ACRI and SSM
J. Edward Terbell                 44         Vice President and General Manager, WCL,  FV&W, ACRI and SSM
Robert F. Nadrowski               50         Vice President, Mechanical, WCL, FV&W, ACRI and SSM
Earl J. Currie                    57         Vice President, Planning
Richard P. White                  51         Vice President, Human Resources
Marty J. Mickey                   34         Treasurer


     Mr. Burkhardt has served as a director, President and Chief Executive Officer of the Company since its formation in 1987. He was elected to the additional position of Chairman in January 1996. He serves as a director and the President and Chief Executive Officer of each of the Company's subsidiaries. Mr. Burkhardt is also a director and Chairman of the Board of Tranz Rail and a director and Chairman and Chief Executive Officer of EW&S. From 1967 to 1987, Mr. Burkhardt was employed by CNW, most recently as Vice President, Transportation. Mr. Burkhardt has 36 years of railroad management experience.

     Mr. Power has served as a director, Executive Vice President and Chief Financial Officer of the Company since its formation in 1987. He serves as Executive Vice President and Chief Financial Officer of each of the Company's subsidiaries and as a director of each of the Company's subsidiaries other than ACRI. Mr. Power is also a director of Tranz Rail and EW&S. From 1985 to 1987, Mr. Power was a private consultant. From 1970 to 1985, Mr. Power was employed by the Chicago, Milwaukee, St. Paul and Pacific Railroad Company, most recently as Chief Financial Officer. Mr. Power has over 29 years of railroad management experience.

     Mr. McCarren has served as Executive Vice President and Chief Operating Officer of the Company's operating subsidiaries since July 8, 1996. From 1990 to 1996, Mr. McCarren served as President of Gateway Western Railway Company. From 1988 to 1990, Mr. McCarren served as the General Superintendent - Transportation for the Chicago, Missouri and Western Railway. From 1978 to 1988, Mr. McCarren held various operating positions with Conrail. Mr. McCarren has 18 years of railroad management experience.

     Mr. Kelly has served as Vice President, Finance, of WCTC since September 1988. He serves in the same capacity with each of the Company's subsidiaries. Prior to joining the Company, Mr. Kelly served as Corporate Controller for Spiegel, Inc. (a catalog retailer) from 1987 to 1988, as an independent consultant during 1986, and as Vice President, Finance for Wilton Enterprises, Inc. (a distributor of housewares) during 1985. From 1969 to 1985, Mr. Kelly held various positions with Arthur Andersen & Co., United Stationers, Inc. (a wholesaler of office products) and McKesson Corporation (a supplier of drug and health care products).

     Mr. Kerbs has served as Vice President, Engineering, of the Company's operating subsidiaries since 1987. From 1974 until 1987, Mr. Kerbs was employed by CNW, most recently as Director of Maintenance Operations. Mr. Kerbs has 32 years of railroad management experience.

     Mr. Schauer has served as Vice President, Marketing, of the Company's operating subsidiaries since October 1988, and served as Assistant Vice President, Marketing, of WCL from the Original Acquisition until October 1988. From 1986 until

1987, Mr. Schauer was employed by CNW as General Marketing Manager. From 1963 to 1985, Mr. Schauer was employed by the Chicago, Milwaukee, St. Paul and Pacific Railroad Company in various positions, most recently as Director of Marketing and Pricing. Mr. Schauer has 22 years of railroad management experience.

     Mr. Terbell has been employed as Vice President and General Manager of the Company's operating subsidiaries since November 1993. Prior to that time, Mr. Terbell served as WCL's Eastern Division Transportation Manager since the Original Acquisition. From 1973 until 1987, Mr. Terbell was employed by CNW, most recently as Assistant Division Manager - Engineering. Mr. Terbell has 22 years of railroad management experience.

     Mr. Nadrowski has been employed as Vice President, Mechanical, of the Company's operating subsidiaries since 1987. From 1985 until 1987, Mr. Nadrowski was involved in the ownership and operation of a marina and a motel in Wisconsin. From 1966 to 1985, Mr. Nadrowski was employed by the Chicago,
Milwaukee, St. Paul and Pacific Railroad Company, most recently as Assistant Vice President and Chief Mechanical Officer. Mr. Nadrowski has 26 years of railroad management experience.

     Mr. Currie has served as Vice President, Planning of WCTC since May 1, 1996. From 1989 to 1995, Mr. Currie served as Vice President - Engineering and Vice President and Chief Transportation Officer at CSX Transportation. From 1985 to 1989, Mr. Currie served as Executive Vice President - Operations for Soo. Prior thereto, Mr. Currie was employed by the Burlington Northern Railroad Company (now Burlington Northern Sante Fe) and its predecessor companies from 1961 to 1985, most recently as Senior Vice President - Maintenance and Transportation. Mr. Currie has 36 years of railroad management experience.

     Mr. White has served as Vice President, Human Resources, of WCTC and its operating subsidiaries since March 4, 1996. Prior to joining the Company, Mr. White held a variety of positions with Tranz Rail and its predecessors from 1962-1996, most recently as Executive Manager, Personnel.

     Mr. Mickey has served as Treasurer of WCTC and its subsidiaries since May 1996. Prior to that time, Mr. Mickey served as Assistant Controller of WCL from 1990-1996. From 1984 to 1990, Mr. Mickey was employed by Arthur Andersen & Co., most recently as audit manager.

     The executive officers of the Company are elected annually by and serve at the discretion of the Company's Board of Directors.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is available for quotation through the NASDAQ National Market System under the symbol "WCLX". On March 19, 1997, there were approximately 1,450 record holders of the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices per share, after adjusting for a three-for-one stock split effective May 31, 1996, of the Company's Common Stock as quoted through the NASDAQ National Market
System:

                                                              Price Per Share
                                                              ---------------
 Calendar Period                                             High          Low
 ---------------                                             ----          ---

 1995:
   First Quarter........................................   $ 17.00      $ 13.17
   Second Quarter.......................................     19.13        15.63
   Third Quarter........................................     22.92        16.08
   Fourth Quarter.......................................     22.50        18.58

 1996:
   First Quarter........................................   $ 27.58      $ 20.46
   Second Quarter.......................................     38.75        21.83
   Third Quarter........................................     40.00        29.25
   Fourth Quarter.......................................     42.50        34.50


       The Company has not paid and has no current plans to pay dividends on its Common Stock. The Company currently intends to retain all earnings for use in the Company's business. The payment of any future dividends will be determined by the Board of Directors in light of the future prevailing conditions, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors.

ITEM 6. SELECTED FINANCIAL DATA

                                                                       Year Ended December 31,
                                                -------------------------------------------------------------
                                                   1996          1995 <F1>        1994      1993 <F2>   1992
                                                ----------     ----------     ----------   ---------   ------
                                                             (in thousands, except per share amounts)
Income Statement Data:
Operating revenues:
   Operating revenues before disputed
     switching charges.......................   $ 275,438      $ 263,427      $ 211,139   $ 151,691    $124,364
   Disputed switching charges................     (13,278)<F3>       ---            ---         ---         ---
                                                ---------      ---------      ---------   ---------    --------
   Total operating revenues..................     262,160        263,427        211,139     151,691     124,364
Operating expenses:
   Weyauwega derailment and retroactive
     property tax assessment.................       2,500 <F4>     3,030 <F5>        ---         ---         ---
   Other.....................................     223,888        196,938         156,514     116,843      98,008
                                                ---------       --------      ----------  ----------   ---------
   Total operating expenses..................     226,388        199,968         156,514     116,843      98,008
                                                ---------       --------      ----------  ----------   ---------
Income from operations.......................      35,772         63,459          54,625      34,848      26,356

Gains on sales of excess assets..............       1,015            794           1,036       1,735       2,383
Rental income................................       2,039          1,323           1,241         847         955
Other income (expense), net..................       1,717            382             771        (342)     (1,972)
Interest on disputed switching charges and
   retroactive property tax assessment.......      (2,493)<F3>      (727)<F5>        ---         ---         ---
Interest expense.............................      (9,315)        (9,084)         (9,901)     (7,798)     (9,886)
                                                ---------       --------      ----------  ----------   ---------
Income before income taxes,
   equity in net income of affiliates,
   extraordinary items and cumulative
   effect of accounting change...............      28,735         56,147          47,772      29,290      17,836

Provision for income taxes...................      11,378         22,170          19,068      11,944       6,955
                                                ---------       --------      ----------  ----------   ---------
Income before equity in net income of
   affiliates, extraordinary items and
   cumulative effect of accounting change....      17,357         33,977          28,704      17,346      10,881

Equity in net income of affiliates...........      32,677 <F6>    10,655           9,578       1,490         ---
                                                ---------       --------      ----------  ----------   ---------
Income before extraordinary items and
   cumulative effect of accounting change....      50,034         44,632          38,282      18,836      10,881

   Extraordinary items.......................      (1,602)        (2,123)         (1,587)     (1,398)        ---
   Cumulative effect of change in
     accounting for income taxes.............         ---            ---             ---      (2,067)        ---
                                                ---------       --------      ----------  ----------   ---------
Net income...................................   $  48,432       $ 42,509      $   36,695  $   15,371   $  10,881
                                                =========       ========      ==========  ==========   =========

Earnings per common share outstanding<F7> :
   Income before extraordinary items
     and cumulative effect of
     accounting change.......................   $    0.99      $    0.89      $     0.77  $     0.38   $    0.28
   Extraordinary items.......................       (0.03)         (0.04)          (0.03)      (0.03)        ---
   Cumulative effect of accounting change....         ---            ---             ---       (0.04)        ---
                                                ---------      ---------      ----------  ----------   ---------
   Net income................................   $    0.96      $    0.85      $     0.74  $     0.31   $    0.28
                                                =========      =========      ==========  ==========   =========

Average common shares outstanding............      50,647         50,242          49,787      49,572      38,904
                                                =========      =========      ==========  ==========   =========

Cash dividends per common share..............   $     ---      $     ---      $      ---  $      ---   $     ---
                                                =========      =========      ==========  ==========   =========

-----------------
<F1> Includes partial year (11 months) results of ACRI.
<F2> Includes partial year results of FV&W (4 months) and Tranz Rail (6 months).
<F3> Represents  disputed  switching  charges and related  interest for the June
     1996 arbitration ruling in favor of BOCT. See Note 15 to the Consolidated Financial Statements.
<F4> Represents  a charge to cover  insurance  deductibles  associated  with the
     Weyauwega derailment discussed in Note 15 to the Consolidated Financial Statements.
<F5> Represents  a charge and accrued  interest for a  retroactive  property tax assessment for the years 1990 to 1993 from the Wisconsin Department of Revenue. See Note 15 to the Consolidated Financial Statements.
<F6> Includes  partial year  results of the TLFs from  February 24, 1996 through
     December 31, 1996.
<F7> All per share data have been restated to reflect a two-for-one  stock split in the form of a stock dividend on July 5, 1994, and a three-for-one stock split in the form of a stock dividend on May 31, 1996.




                                                                    Year Ended December 31,
                                             -----------------------------------------------------------------
                                                 1996        1995<F1>        1994         1993<F2>       1992
                                             ----------     ----------    ----------    ----------     -------
                                                                       ($ in thousands)

Balance Sheet Data:
Total assets.............................  $ 691,275        $ 550,530     $ 434,538     $ 390,367      $ 283,805
Investment in affiliates.................    114,652<F3>       41,416        33,612        17,532            ---
Total debt...............................    165,034          137,340       102,500       134,155         81,574
Stockholders' equity.....................    299,146          237,695       190,478       149,674        133,685
Debt to total capitalization.............       35.6%            36.6%         35.0%         47.3%          37.9%

Operating Data:
Revenue ton miles of freight traffic
    (millions) <F4>......................      9,786            9,478         7,210         5,166          3,887
Revenue per ton mile (cents) <F5>........        2.6              2.6           2.8           2.8            3.1
Operating ratio <F6>.....................       81.3%            74.8%         74.1%         77.0%          78.8%
Revenue ton miles per freight
     train hour (thousands) <F4>.........         44               39            40            37             33
Revenue ton miles per locomotive
    in service (millions) <F4>...........         47               45            45            42             39
Fuel consumption (thousand gallons)......     28,537           28,432        21,646        15,789         12,607
Fuel cost per gallon (average, in cents).         75               66            66            66             66
Revenue ton miles per gallon of fuel<F4>.        343              333           333           327            308
Total carloads...........................    464,149          436,286       358,825       257,326        205,512
Carloads from originating, terminating
    and local traffic....................       78.3%            76.5%         79.2%         79.1%          79.5%
Gross revenues from originating,
    terminating and local traffic........       84.2%            84.3%         85.1%         82.1%          83.8%
Net freight loss and damage as a percent
     of gross freight revenues <F7>......       0.23%            0.41%         0.38%         0.43%          0.34%


----------------
<F1> Includes partial year (11 months) results of ACRI.
<F2> Includes partial year results of FV&W (4 months) and Tranz Rail (6 months).
<F3> Includes  partial year  results of the TLFs from  February 24, 1996 through
     December 31, 1996.
<F4> A revenue ton mile equals the product of weight in tons of freight  carried for hire and the distance in miles between origin and destination.
<F5> Revenue  per ton mile  equals net  freight  revenue  divided by revenue ton miles of freight volume.
<F6> Operating ratio represents  operating expenses as a percentage of operating revenues. The 1996 percentage excludes the disputed switching charges of $13.3 million and the $2.5 million of insurance deductibles for the Weyauwega derailment discussed in Note 15 to the Consolidated Financial Statements. The 1995 percentage excludes the $3.0 million retroactive property tax assessment discussed in Note 15 to the Consolidated Financial Statements.
<F7> Net  freight  loss and damage is the cost to the  Company  of  damaged  and destroyed customer freight, net of salvage and insurance recoveries. The 1996 percentage excludes the effects of the Weyauwega derailment discussed in Note 15 to the Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements, related notes and other financial information included elsewhere in Item 8. "Financial Statements and Supplementary Data".

RESULTS OF OPERATIONS:  1996 COMPARED TO 1995

     The Company's net income for 1996 was $48.4 million compared with $42.5 million for 1995. Net income for 1996 was reduced by $9.5 million, net of income taxes, due to the BOCT arbitration award and associated interest, by $1.5 million, net of income taxes, due to the Weyauwega derailment and by $1.6 million, net of income taxes, due to an extraordinary item associated with the early retirement of debt. Net income for 1995 was unfavorably affected by an extraordinary charge associated with early retirement of debt which totaled $2.1 million, net of income taxes, and a charge for a retroactive property tax assessment, plus accrued interest, which totaled $2.3 million, net of income taxes. These items are discussed in further detail in the Notes to Consolidated Financial Statements. The Company's income, exclusive of the effects of these items was $61.1 million for 1996 compared to $46.9 million for 1995, an increase of 30.2%.

      Operating Revenues. Revenues for 1996 were $262.2 million compared with $263.4 million for 1995. Operating revenues for the year of 1996 were negatively affected by the switching charges awarded in the BOCT arbitration. Excluding these switching charges, operating revenue for 1996 increased by $12.0 million or 4.6% to $275.4 million. Volume, as measured by carloads handled (including as a carload each loaded trailer or container), for 1996 was 464,149 carloads compared with 436,286 carloads in 1995, an increase of 27,863 carloads or 6.4%.

      The following table compares the Company's 1996 and 1995 revenues.

                                           Operating Revenue Comparison
                                                   1996 vs. 1995

                                                         1996     % of Gross    1995       % of Gross     %
                                                       Revenues    Revenues    Revenues     Revenues   Change
                                                       --------    --------    --------     --------   ------
                                                                            (in thousands)

Gross revenues.....................................  $   273,793    100.0 %   $   260,679    100.0 %      5.0 %
Allowances, absorptions and adjustments............      (15,752)    (5.8)        (14,174)    (5.4)     (11.1)
                                                     -----------   ------     -----------   ------
Net freight revenues...............................      258,041     94.2         246,505     94.6        4.7
Switching, demurrage, passenger
     and other revenues............................       17,397      6.4          16,922      6.5        2.8
                                                     -----------   ------     -----------   ------
Operating revenues before disputed
     switching charges.............................      275,438    100.6         263,427    101.1        4.6
Disputed switching charges.........................      (13,278)    (4.8)            ---      ---        <F1>
                                                     -----------   ------     -----------   ------
Operating revenues.................................  $   262,160     95.8 %   $   263,427    101.1 %     (0.5) %
                                                     ===========   =======    ===========   =======

-------------
<F1>   Not meaningful.

      Gross revenues for 1996 increased in 9 of 15 commodity groups compared with 1995, with an overall increase of 5.0%. Carload volume increased in 9 of 15 commodity groups compared to 1995 for an overall increase of 6.4%. The following table compares volume (in carloads), gross revenues and average revenue per carload by commodity group for the years 1996 and 1995:

                              Carload and Gross Revenue Comparison By Commodity Group
                                                   1996 vs. 1995
                                                                                                     Average
                                                                                                     Revenue
                                                     Carloads             Gross Revenues           Per Carload
                                               -------------------   ------------------------   -----------------
               Commodity Group                   1996        1995       1996           1995       1996      1995
------------------------------------------     --------     ------   ---------     ----------   --------  -------
                                                              (in thousands, except carload amounts)

Paper......................................      41,389     39,085   $  37,519     $   35,430   $ 906    $ 906
Woodpulp...................................      39,382     37,806      35,824         33,265     910      880
Pulpboard..................................      20,071     19,999      11,561         11,275     576      564
Lumber products............................      20,890     18,228      16,618         12,251     795      672
Wood fibers................................      22,304     21,218      11,589         10,901     520      514
Chemicals and petroleum products...........      39,326     42,523      32,743         34,113     833      802
Intermodal.................................      62,533     41,987      12,054          7,559     193      180
Sand, stone and minerals...................      32,468     24,924      13,767         10,503     424      421
Metallic ore...............................      73,699     79,129      28,100         30,262     381      382
Clay products and granules.................      21,536     22,963      20,474         22,089     951      962
Coal.......................................      28,578     23,511      11,606         10,241     406      436
Food and grain.............................      26,707     30,208      17,550         19,538     657      647
Waste and scrap............................      18,184     18,905      11,818         12,190     650      645
Steel products.............................      14,263     12,390      10,549          8,909     740      719
Miscellaneous..............................       2,819      3,410       2,021          2,153     717      631
                                                -------    -------   ---------     ----------
Total......................................     464,149    436,286   $ 273,793     $  260,679     590      597
                                                =======    =======   =========     ==========

      Intermodal volume increased by more than 20,500 carloads or 48.9% over 1995 primarily due to market share increases in trucking company business and the new joint rate intermodal service which the Company started with CN on April 1, 1996. Other large increases in volume and gross revenues occurred in paper, woodpulp, lumber, sand, stone and minerals, coal and steel.

      Paper and woodpulp gross revenues increased by 5.9% and 7.7%, respectively, primarily due to an increased market share for shipments by rail versus truck. Volume and gross revenues for lumber increased by 14.6% and 35.6%, respectively, primarily due to increased market share and higher revenues per carload due to longer hauls.

      Volume and gross revenues for sand, stone and minerals increased by 30.3% and 31.1%, respectively, primarily due to increased market shares in cement and aggregates as well as an increase in sand shipments for the oil and gas industry. Volume and gross revenues for coal increased by 21.6% and 13.3%, respectively, primarily due to increased market share of inbound coal for Wisconsin utilities. Volume and gross revenues for steel increased by 15.1% and 18.4%, respectively, primarily due to increased demand from a major customer of ACRI.

     Volume and gross revenues for clay products decreased by 6.2% and 7.3%, respectively, primarily due to a slowdown in shipments of roofing granules and coating clays for the paper industry. Metallic ore revenues declined by 7.1% primarily due to sourcing changes and more limited use of winter rail programs by certain steel companies. Food and grain volume and gross revenues declined by 11.6% and 10.2%, respectively, primarily due to a slowdown in starch traffic for the paper industry and a reduction in corn shipments due to poor crop conditions.

      Operating Expenses. Operating expenses were $226.4 million for 1996, an increase of $26.4 million, or 13.2%, compared with 1995. The Weyauwega derailment described in Note 15 to the Consolidated Financial Statements led to a $2.5 million increase in operating expenses in 1996 to account for the combined deductible under the Company's two insurance policies. The 1995 amount was impacted by the $3.0 million property tax assessment discussed in Note 15 to the Consolidated Financial Statements. Excluding these items, operating expenses for 1996 were $223.9 million, compared with $196.9 million in 1995, an increase of 13.7%. Other increases in operating expenses occurred in labor, fuel, equipment rents, materials, joint facilities, depreciation and casualties and insurance. The Company's operating ratio (operating expenses as a percentage of operating revenues) was 86.4% for 1996, including the accrual for the switching charges awarded in the BOCT arbitration and the insurance deductible related to the Weyauwega derailment. Excluding these items in 1996 and the retroactive property tax assessment in 1995, the Company's operating ratio was 81.3% compared to 74.8% for 1995. The following table sets forth a comparison of the Company's operating expenses during 1996 and 1995:

                                            Operating Expense Comparison
                                                   1996 vs. 1995

                                                                      1996                1995          % Change
                                                                  -----------         -----------       --------
                                                                                   (in thousands)
Labor expense (including payroll taxes
   and fringe benefits)........................................   $    90,144         $    82,499           9.3%
Diesel fuel....................................................        21,497              18,598          15.6
Materials......................................................        23,374              20,209          15.7
Equipment rents, net...........................................        28,360              25,421          11.6
Joint facilities, net..........................................         3,788               1,942          95.1
Depreciation...................................................        13,132              11,318          16.0
Casualty and insurance.........................................         6,862               6,167          11.3
Weyauwega insurance deductible.................................         2,500                 ---           <F1>
Property taxes.................................................         5,975               5,722           4.4
Retroactive property tax assessment............................           ---               3,030           <F1>
Other operating................................................        30,756              25,062          22.7
                                                                  -----------         -----------
Operating expenses.............................................   $   226,388         $   199,968          13.2%
                                                                  ===========         ===========

-------------
<F1>  Not meaningful.

      Labor expense for 1996 increased 9.3% compared with 1995 primarily due to an average 4.5% increase in wage rates at the beginning of 1996 and a 5.9% increase in the average work force to handle the increased volume. Labor expense as a percentage of operating revenues increased to 32.7% in 1996 compared with 31.3% in 1995.

     Diesel fuel expense for 1996 increased $2.9 million or 15.6% over 1995 levels, as fuel prices increased by 14.8%. As of March 5, 1997, the Company has hedge arrangements for approximately 51% of its expected fuel consumption for the first half of 1997, approximately 75% of its expected fuel consumption for the balance of 1997 and approximately 25% of its expected fuel consumption for 1998. The Company enters into hedge arrangements to reduce its exposure to price volatility and can give no assurance that the hedge arrangements will yield a lower cost than spot market purchases.

      Materials expense rose for 1996 primarily as a result of increased costs associated with maintenance of the Company's railcar and locomotive fleet, largely due to unusually severe weather during winter and spring months. Net equipment rents for 1996 increased $2.9 million or 11.6% over 1995 levels primarily due to additional equipment under operating leases as a result of sale-leaseback transactions in 1995 and traffic congestion in the Chicago corridor. Net joint facilities expense increased $1.8 million in 1996 primarily due to congestion through the Chicago corridor as well as costs associated with the CN intermodal service which started on April 1, 1996. Depreciation expense increased primarily as a result of the additional 1996 and 1995 property improvements. Casualty and insurance expense increased by $0.7 million or 11.3% primarily due to derailments. Included in the increase in other operating expenses are increases in utility expenses, business expenses, rail testing, freight claims and general expense increases associated with the increased volume.

      Other Income, Interest Expense and Income Taxes. Other income for 1996 was $4.8 million, $2.3 million higher than 1995. This change was primarily attributable to $1.6 million in incremental management fees related to the EW&S investment.

     Included in interest expense for 1996 is $2.5 million of interest related to the BOCT arbitration award, while 1995 interest expense includes interest of $0.7 million associated with the retroactive property tax assessment. Other interest expense increased $0.2 million in 1996 to $9.3 million, primarily due to increased borrowings used to fund the EW&S investment, offset by the restructuring of debt which occurred in late 1995, resulting in a lower effective interest rate. The income tax provision for 1996 was $11.4 million, a decrease of $10.8 million over 1995, primarily due to the reduction of pretax income as a result of the disputed switching charges and interest awarded in the BOCT arbitration.

      Equity in Net Income of Affiliates. The Company's results for 1996 included equity in net income of its affiliates of $32.7 million as compared to $10.7 million for 1995.

      EW&S contributed $22.8 million to the Company's equity in net income of affiliates in 1996. EW&S's results for 1996 reflect a partial year of operation of the TLFs (beginning February 24, 1996) and a full year of operation for Res, a relatively small portion of EW&S's total operations. Because the acquired companies had separate existence for only a brief period of time and purchased many of their services from affiliates prior to the acquisition, comparisons to earlier periods would not be meaningful. EW&S is in the process of restructuring its operations as part of a plan to reduce operating costs, but due to regulatory requirements the restructuring of its train operations did not commence until October 1996. Results for 1996 reflect revenues under transportation contracts negotiated prior to the acquisition which provided for higher prices than are expected in subsequent periods.

      The contribution from Tranz Rail to the Company's equity in net income of affiliates in 1996 was $9.9 million, versus $10.7 million from Tranz Rail a year ago. Tranz Rail's 1996 contribution was affected by the decline in the Company's ownership position as a result of Tranz Rail's 1996 initial public offering. Tranz Rail's 1996 results reflect a 1.3% increase in its operating revenues.

RESULTS OF OPERATIONS:  1995 COMPARED TO 1994

      The Company's net income for 1995 was $42.5 million compared with $36.7 million for 1994, an increase of 15.8%. Both 1995 and 1994 net income were affected by unusual charges. Net income for 1995 was reduced by a total of $4.4 million (net of income taxes), by the combination of an extraordinary item related to the prepayment of debt and the recognition of a retroactive assessment of personal property taxes. Net income for 1994 was reduced by $1.6 million (net of income taxes) for the effects of an extraordinary charge associated with debt restructuring. These items are described in the Notes to Consolidated Financial Statements. Income before these unusual items for 1995 was $46.9 million, an increase of $8.6 million or 22.5% over 1994.

      Operating Revenues. Revenues for 1995 were $263.4 million compared with $211.1 million for 1994, an increase of $52.3 million or 24.8%. Volume, as measured by carloads handled (including as a carload each loaded trailer or container), for 1995 was 436,286 carloads compared with 358,825 carloads in 1994, an increase of 77,461 carloads or 21.6%.

      The following table compares the Company's 1995 and 1994 revenues.

                                           Operating Revenue Comparison
                                                   1995 vs. 1994

                                                         1995     % of Gross    1994       % of Gross    %
                                                       Revenues    Revenues    Revenues     Revenues   Change
                                                       --------    --------    --------     --------   ------
                                                                            (in thousands)

Gross revenues.....................................  $   260,679    100.0%    $   216,393    100.0%      20.5%
Allowances, absorptions and adjustments............      (14,174)    (5.4)        (15,342)    (7.1)       7.6
                                                       ----------   ------      ----------   ------
Net freight revenues...............................      246,505     94.6         201,051     92.9       22.6
Switching, demurrage, passenger
    and other revenues.............................       16,922      6.5          10,088      4.7       67.7
                                                       ----------   ------      ----------   ------
Operating revenues.................................  $   263,427    101.1%    $   211,139     97.6%      24.8
                                                       ==========   ======      ==========   ======

      Gross revenues for 1995 increased in 14 of 15 commodity groups compared with 1994, with an overall increase of 20.5%. Carload volume increased in 12 of 15 commodity groups compared to 1994 for an overall increase of 21.6%. The following table compares volume (in carloads), gross revenues and average revenue per carload by commodity group for the years 1995 and 1994:

                              Carload and Gross Revenue Comparison By Commodity Group
                                                   1995 vs. 1994
                                                                                                    Average
                                                                                                    Revenue
                                                    Carloads              Gross Revenues          Per Carload
                                               -------------------   -----------------------    ---------------
               Commodity Group                   1995        1994      1995          1994        1995     1994
------------------------------------------     --------     ------   ---------     ---------    ------   ------
                                                               (in thousands, except carload amounts)

Paper......................................      39,085     35,872   $  35,430     $  29,791    $ 906    $ 830
Woodpulp...................................      37,806     36,229      33,265        28,745      880      793
Pulpboard..................................      19,999     19,519      11,275        10,254      564      525
Lumber products............................      18,228     17,580      12,251        11,040      672      628
Wood fibers................................      21,218     20,636      10,901        10,264      514      497
Chemicals and petroleum products...........      42,523     34,731      34,113        28,788      802      829
Intermodal.................................      41,987     42,595       7,559         6,757      180      159
Sand, stone and minerals...................      24,924     18,931      10,503         8,500      421      449
Metallic ore...............................      79,129     34,738      30,262        14,664      382      422
Clay products and granules.................      22,963     23,730      22,089        21,459      962      904
Coal.......................................      23,511     18,472      10,241         8,442      436      457
Food and grain.............................      30,208     28,069      19,538        18,156      647      647
Waste and scrap............................      18,905     17,137      12,190        10,590      645      618
Steel products.............................      12,390      5,127       8,909         5,386      719    1,051
Miscellaneous..............................       3,410      5,459       2,153         3,557      631      652
                                               --------    -------   ---------     ---------
Total......................................     436,286    358,825   $ 260,679     $ 216,393      597      603
                                                =======    =======   =========     =========

      The business added by ACRI's operations contributed significantly to the Company's overall increases in volume and gross revenues. ACRI's volume contributed over 30,000 additional carloads to the Company's totals for 1995 over 1994. Commodity groups with the largest percentage increases were metallic ore, sand, stone and minerals, chemicals and petroleum products, woodpulp, paper, steel products and coal. Variances in these commodity groups are discussed below.

      Volume for metallic ore increased by 44,391 carloads primarily due to Geneva Steel movements as well as seasonal movements for steel producers during the first quarter of 1995. Since August 1994, WCL and Southern Pacific Lines have been handling metallic ore from the Upper Midwest to Geneva Steel's mill in Utah. Volume in 1995 for this five-year move exceeded 30,600 carloads, compared with approximately 10,400 carloads in 1994.

      Volume and gross revenues for sand, stone and minerals increased by 31.7% and 23.6%, respectively, primarily due to new markets developed for Wisconsin construction aggregates. Traffic volume and gross revenues for chemicals and petroleum products increased by 22.4% and 18.5%, respectively, due to increased asphalt and petroleum coke movements and increased potash shipments resulting from market share increases.

      Woodpulp and paper gross revenues increased by 15.7% and 18.9%, respectively, primarily due to market growth and longer movements as a result of the ACRI Acquisition. Steel volume increased by 7,263 carloads primarily as the result of the ACRI Acquisition. Coal volume and gross revenues increased by 27.3% and 21.3%, respectively, primarily due to an increased market share.

      Operating Expenses. Operating expenses were $200.0 million for 1995, an increase of $43.5 million, or 27.8%, compared with 1994. This increase was primarily a result of the growth from the ACRI Acquisition and the Company's increased business. Additionally, the Company's operating income and operating expenses were unfavorably affected by the retroactive property tax assessment described in Note 15 to the Consolidated Financial Statements. Excluding the assessment, WCTC's operating income for the year was $66.5 million, or 21.7% over the $54.6 million recorded in 1994. WCTC's operating ratio (operating expenses as a percentage of operating revenues) prior to the property tax assessment was 74.8%, compared with the 74.1% recorded during 1994. The following table sets forth a comparison of the Company's operating expenses during 1995 and 1994:

                                            Operating Expense Comparison
                                                   1995 vs. 1994

                                                                      1995                1994          % Change
                                                                  -----------         -----------       --------
                                                                                    (in thousands)
Labor expense (including payroll taxes
   and fringe benefits)........................................   $    82,499         $    67,843         21.6%
Diesel fuel....................................................        18,598              14,139         31.5
Materials......................................................        20,209              14,919         35.4
Equipment rents, net...........................................        25,421              19,281         31.8
Joint facilities, net..........................................         1,942               2,488        (21.9)
Depreciation...................................................        11,318               9,437         19.9
Casualty and insurance.........................................         6,167               4,449         38.6
Property taxes.................................................         5,722               5,634          1.6
Retroactive property tax assessment............................         3,030                 ---          <F1>
Other operating................................................        25,062              18,324         36.8
                                                                  -----------         -----------
Operating expenses.............................................   $   199,968         $   156,514         27.8
                                                                  ===========         ===========

-------------
<F1>  Not meaningful.

      Labor expense for 1995 increased 21.6% compared with 1994 primarily due to an average 4.5% increase in wage rates at the beginning of 1995 and a 25.1% increase in the average work force to handle the increased volume. These factors were offset by a decrease of $2.3 million or 45.1% from 1994 in expenses for employee bonus plans (including related payroll taxes). Labor expense as a percentage of operating revenues improved to 31.3% in 1995 compared with 32.1% in 1994.

      Diesel fuel  expense for 1995  increased  $4.5  million or 31.5% over 1994 levels, as consumption increased by 31.4%. Materials expense rose for 1995 primarily as a result of growth in the Company's railcar and locomotive fleet, the increased trackage associated with the Company's ACRI Acquisition and increases in base business. Net equipment rents for 1995 increased $6.1 million or 31.8% over 1994 levels primarily due to additional equipment under operating leases as a result of sale-leaseback transactions in 1994 and 1995 and new leases entered into because of the Company's increased traffic, offset in part by favorable variances in car hire earnings from such equipment. Net joint facilities expense decreased in 1995 primarily as a result of the increased billings to other railroads for use of the Company's trackage acquired in the Head of the Lakes Acquisitions. Depreciation expense increased primarily as a result of the additional 1995 and 1994 property improvements and the ACRI Acquisition. Casualty and insurance expense increased by $1.7 million or 38.6% primarily due to derailments. Included in the increase in other operating expenses are increases in utility expenses, business expenses, advertising and other expenses associated with the ACRI passenger service and general expense increases associated with the increased volume.

      Other Income, Interest Expense and Income Taxes. Other income for 1995 was $2.5 million, $0.5 million lower than 1994. This change was primarily attributable to a $1.3 million decline in rentals of non-operating equipment. Such equipment was under per diem leases for most of 1994; however, such leases expired during 1995 and the cars were added to the Company's operations. This was offset by a $0.7 million reduction in the amortization expense associated with financing costs, as the majority of the Company's financing costs were written off as part of an extraordinary charge in the fourth quarter of 1994 associated with a debt restructuring.

      The strong 1995 results of Tranz Rail reflect the Company's philosophy of providing transportation services at competitive pricing to customers. The Company's 30% equity investment in Tranz Rail resulted in a $10.7 million contribution to net income for 1995, compared to the $9.6 million contribution for 1994. Included in the Company's 1994 equity in the net income of Tranz Rail was a nonrecurring capital gain of $2.1 million on the sale of Tranz Rail's investment in a telecommunications company. Tranz Rail's 1995 results reflect a 6.9% increase in its operating revenues and a 1.8 percentage point improvement in its operating ratio from 1994.

      Interest expense was also adversely affected by the retroactive property tax assessment discussed in Note 15 to the Consolidated Financial Statements. Other interest expense decreased by $0.8 million or 8.3% for 1995 compared with 1994 primarily due to reductions in the average amount of debt outstanding. The income tax provision for 1995 was $22.2 million, an increase of $3.1 million over 1994 primarily due to higher pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     Cash generated from operations is the Company's primary source of liquidity and is used principally for capital expenditures, debt service and working capital requirements. The Company also generates cash from asset sales and from financing activities. From 1992 through 1996, the Company generated cash in the amounts of $243.5 million from operations, $46.2 million from the sale of assets, $62.2 million from increased debt and $57.6 million from equity issuances. The Company has also received cash of $21.0 million in a return of capital from Tranz Rail. These cash amounts were primarily used to fund $266.2 million of capital expenditures, $95.0 million of asset acquisitions and $67.3 million in investments in affiliates. At December 31, 1996, the Company had $165.0 million of total debt outstanding, which constituted 35.6% of its total capitalization.

      The Company maintains an unsecured revolving long-term debt facility with a syndicate of banks with a capacity of $325.0 million. This facility allows the Company to choose from various floating rate options and is scheduled to expire at the end of 2000. In the fourth quarter of 1996, the availability under this facility was increased from $200.0 million to $325.0 million. At December 31, 1996, the Company's aggregate unused borrowing availability under its loan facilities was $178.5 million. On January 27, 1997, this amount declined by $85.0 million upon the consummation of the Duck Creek North Acquisition discussed in Note 14 to the Consolidated Financial Statements.

      The Company's liquidity to date has been significantly enhanced because it has not had to pay current income taxes (other than the Alternative Minimum Tax) as a result of net operating loss carryforwards ("NOLs") for income tax purposes. These NOLs are largely the result of temporary differences in the recognition of certain revenues and expenses for financial and income tax purposes. The Company has recorded a deferred liability for the temporary differences on its Consolidated Balance Sheets. At December 31, 1996, the
Company's NOLs for tax purposes were approximately $39.7 million, which will begin to expire in 2004. However, the Company expects to be able to fully utilize these NOLs to offset future tax liabilities.

     The financing arrangements of the Company limit its ability to pay dividends on its capital stock, incur additional indebtedness, create liens on its assets, repurchase shares of capital stock, and make certain loans, investments or guarantees. In addition, EW&S's borrowing arrangements contain provisions which substantially restrict its ability to transfer funds to the Company in the form of cash dividends, loans or advances. Tranz Rail's net assets are not similarly restricted.

     Capital expenditures totaled $68.8 million in 1996, a decrease of $3.8 million over 1995. Variances in capital expenditures in 1996 from 1995 consist of a $6.9 million increase in roadway and structure improvements and a $10.6 million decrease in expenditures for equipment. The roadway and structure increase includes expenditures for rail and tie replacements to improve the Company's track structure to support increasing traffic levels. The Company expects its roadway and structures capital expenditures to increase further as a result of the Safety Compliance Agreement with the FRA, as discussed in Item 1. "Business - Regulation". The decrease in equipment expenditures reflects the reduction in the acquisition of freight cars and locomotives compared to 1995. During 1996, 1995 and 1994, the Company also obtained the use of approximately $1.5 million, $53.5 million and $25.1 million, respectively, of additional equipment under long-term operating leases.

      The following table sets forth the Company's capital expenditures for the periods indicated:

                                               Capital Expenditures

                                                                      Year Ended December 31,
                                                ---------------------------------------------------------------
                                                   1996          1995         1994          1993         1992
                                                ----------    ---------    ----------    ---------    ---------
                                                                         (in thousands)

Roadway and structures <F1>..................   $   56,304    $  49,416    $   35,347    $  27,033    $  17,115
Locomotive, railcar and other
    transportation equipment.................       12,454       23,098        17,025       24,930        3,461
                                                ----------    ---------    ----------    ---------    ---------
       Total <F2>............................   $   68,758    $  72,514    $   52,372    $  51,963    $  20,576
                                                ==========    =========    ==========    =========    =========

------------------
<F1>  Includes communications and signals, bridges and other improvements.
<F2>  Excludes  $19.4 million,  $0.5 million,  $69.2 million and $6.0 million in
      1995, 1994, 1993 and 1992, respectively, expended to acquire additional rail lines and pay related transaction costs.


      The following table presents a summary of the Company's improvements for roadway and structures for the periods indicated:

                                        Roadway and Structure Improvements

                                                                              Year Ended December 31,
                                                    -------------------------------------------------------------
                                                     1996<F1>     1995<F1>       1994<F1>     1993          1992
                                                    --------     --------       --------     ------        ------

Track miles surfaced <F2>.....................          949          884           754          749           592
Track miles of rail installed.................         50.7         45.3          32.8         24.5          27.2
Tons of ballast applied (in thousands)........        416.6        369.3         326.1        311.3         219.2
Ties installed (in thousands).................        280.4        236.0         214.8        149.4         122.5

------------------
<F1> 1994 includes 46 miles of surfacing, 11,500 tons of ballast and 47,800 ties funded by Metra. 1995 includes 4 miles of surfacing, 7,200 tons of ballast and 4,600 ties funded by Metra. 1996 includes 96 miles of surfacing, 71,100 tons of ballast, 5.8 miles of rail and 13,200 ties funded by Metra.
<F2> Surfacing  is the process by which track is aligned  and  cross-leveled  in conjunction with the application of ballast and the installation of ties.

     The Company believes that its cash flow from operations, together with available amounts under its bank loan facilities, will allow it to meet its liquidity and capital expenditure requirements through the expiration of those facilities. The Company expects to extend or replace its existing loan facilities prior to their expiration. In addition, the Company intends to continue to pursue sales of certain excess real estate, rail and other materials and locomotives. Although the Company will continue to pursue such sales of excess assets, it believes that its ability to make principal and interest payments on its outstanding indebtedness and to meet its consolidated liquidity and capital expenditure requirements will not be dependent on such sales.

INFLATION

      The Company has experienced moderately adverse effects of inflation through increases in labor costs, fringe benefit costs, payroll taxes, diesel fuel costs, prices of materials and other purchased items and services, equipment and costs of capital. The Company's transportation contracts typically include escalation clauses that increase the Company's revenues based on various measures of inflation. Overall, however, freight rates have not kept up with inflation and also have been held down and at times reduced by competitive market pressures. The impact of inflation on future performance cannot be discerned due to factors beyond the Company's control, such as government policy, world-wide economic conditions and competition.

SEASONALITY

      The Company's gross revenues from quarter to quarter during the course of a year have not historically been subject to significant seasonal changes. The Company's operating expenses for the first quarter historically have been somewhat higher than for any other quarter, primarily due to adverse weather conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULES



                                                                 PAGE
                                                                 ----

INDEPENDENT AUDITORS' REPORT ...............................      29

FINANCIAL STATEMENTS

  Consolidated Balance Sheets ..............................   30-31
  Consolidated Statements of Income ........................      32
  Consolidated Statements of Changes in Stockholders' Equity      33
  Consolidated Statements of Cash Flows ....................      34
  Notes to Consolidated Financial Statements ...............   35-49

                          Independent Auditors' Report



The Board of Directors and Stockholders
Wisconsin Central Transportation Corporation:

We have audited the consolidated balance sheets of Wisconsin Central Transportation Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders'
equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Central Transportation Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                               KPMG Peat Marwick LLP


Chicago, Illinois
January 27, 1997



                           WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                            Consolidated Balance Sheets

                                                  (in thousands)

                                                      Assets

                                                                                             December 31,
                                                                                  -------------------------------
                                                                                     1996                 1995
                                                                                  -----------          ----------

Current assets:
   Cash and cash equivalents.................................................    $     5,637           $    5,303
   Receivables, net of allowance for doubtful accounts of
      $2,256 and $2,096 at December 31, 1996 and 1995........................         74,118               56,737
   Receivables from insurance companies......................................          7,425                  ---
   Income taxes receivable...................................................          2,804                  900
   Note receivable...........................................................            ---               13,213
   Materials and supplies....................................................         17,530               17,245
   Deferred income taxes.....................................................          1,475                1,400
   Other current assets......................................................          2,641                2,821
                                                                                 -----------           ----------
      Total current assets...................................................        111,630               97,619

Investment in affiliates.....................................................        114,652               41,416

Properties:
   Roadway and structures....................................................        438,101              383,905
   Equipment.................................................................         90,683               78,764
                                                                                 -----------           ----------
      Total properties.......................................................        528,784              462,669
   Less accumulated depreciation.............................................        (63,791)             (51,174)
                                                                                 -----------           ----------
      Net properties.........................................................        464,993              411,495
                                                                                 -----------           ----------

      Total assets...........................................................    $   691,275           $  550,530
                                                                                 ===========           ==========


                            The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                           WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                            Consolidated Balance Sheets

                                       (in thousands, except share amounts)

                                       Liabilities and Stockholders' Equity


                                                                                            December 31,
                                                                                 --------------------------------
                                                                                    1996                   1995
                                                                                 ----------             ---------

Current liabilities:
   Short-term debt...........................................................    $       731            $   13,619
   Accounts payable..........................................................         44,428                40,155
   Accrued expenses..........................................................         74,442                54,228
   Accrued disputed switching charges and associated interest................         19,271                 3,500
   Interest payable..........................................................            731                   746
                                                                                 -----------            ----------
      Total current liabilities..............................................        139,603               112,248

Long-term debt...............................................................        164,303               123,721

Other liabilities............................................................          4,028                 3,693

Deferred income taxes........................................................         73,244                60,772

Deferred income..............................................................         10,951                12,401
                                                                                 -----------            ----------

      Total liabilities......................................................        392,129               312,835

Stockholders' equity:
   Preferred stock, par value $1.00; authorized
      1,000,000 shares; none issued or outstanding...........................            ---                   ---
   Common stock, par value $.01; authorized 150,000,000
      shares; issued and outstanding, 50,778,867 shares
      and 50,459,418 shares in 1996 and 1995, respectively...................            508                   505
   Paid in capital...........................................................        108,405               104,801
   Cumulative translation adjustment.........................................         14,012                 4,600
   Retained earnings.........................................................        176,221               127,789
                                                                                 -----------            ----------
      Total stockholders' equity.............................................        299,146               237,695
                                                                                 -----------            ----------

      Total liabilities and stockholders' equity.............................    $   691,275            $  550,530
                                                                                 ===========            ==========


                            The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                           WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                          Consolidated Statements of Income

                                      (in thousands, except per share amounts)



                                                                                 Year ended December 31,
                                                                      -------------------------------------------
                                                                         1996             1995            1994
                                                                      ----------       ----------      ----------
Revenues:
   Freight......................................................      $  258,041       $  246,505      $  201,051
   Other........................................................          17,397           16,922          10,088
   Disputed switching charges...................................         (13,278)             ---             ---
                                                                      ----------       ----------      ----------
      Operating revenues........................................         262,160          263,427         211,139

Expenses:
   Roadway and structures.......................................          37,069           32,867          25,821
   Equipment....................................................          63,037           58,072          42,664
   Transportation...............................................          93,145           74,769          60,786
   General and administrative...................................          33,137           31,230          27,243
   Retroactive property tax assessment..........................             ---            3,030             ---
                                                                      ----------       ----------      ----------
      Operating expenses........................................         226,388          199,968         156,514
                                                                      ----------       ----------      ----------

Income from operations..........................................          35,772           63,459          54,625

Other income (expense):
   Interest on disputed switching charges.......................          (2,493)             ---             ---
   Interest on retroactive property tax assessment..............             ---             (727)            ---
   Other interest expense.......................................          (9,315)          (9,084)         (9,901)
   Other income.................................................           4,771            2,499           3,048
                                                                      ----------       ----------      ----------
      Total other income (expense), net.........................          (7,037)          (7,312)         (6,853)
                                                                      ----------       ----------      ----------

Income before income taxes, equity in net income
   of affiliates and extraordinary items........................          28,735           56,147          47,772
Provision for income taxes......................................          11,378           22,170          19,068
                                                                      ----------       ----------      ----------

Income before equity in net income of affiliates
   and extraordinary items......................................          17,357           33,977          28,704
Equity in net income of affiliates..............................          32,677           10,655           9,578
                                                                      ----------       ----------      ----------

Income before extraordinary items...............................          50,034           44,632          38,282
Extraordinary items.............................................          (1,602)          (2,123)         (1,587)
                                                                      ----------       ----------      ----------
Net income......................................................      $   48,432       $   42,509      $   36,695
                                                                      ==========       ==========      ==========

Earnings per common share outstanding:
   Income before extraordinary items............................      $     0.99       $     0.89      $     0.77
   Extraordinary items..........................................           (0.03)           (0.04)          (0.03)
                                                                      ----------       ----------      ----------
   Net income...................................................      $     0.96       $     0.85      $     0.74
                                                                      ==========       ==========      ==========

Average shares outstanding......................................          50,647           50,242          49,787
                                                                      ==========       ==========      ==========


                            The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                           WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                            Consolidated Statements of Changes in Stockholders' Equity

                                                  (in thousands)


                                                                 Common Stock                    Cumulative
                                                             --------------------     Paid in    Translation   Retained
                                                             Shares        Amount     Capital    Adjustment    Earnings       Total
                                                             ------        ------     -------    ----------    --------       -----

Balance at December 31, 1993 .........................       49,662     $    497     $100,592     $   --       $ 48,585     $149,674

   Common stock issued --
     Employee Stock Purchase Plan ....................          119            1          670         --           --            671

   Common stock issued --
     Key Management Stock Option Plan ................          160            1          279         --           --            280

   Foreign currency translation adjustment ...........         --           --           --          3,158         --          3,158

   Net income ........................................         --           --           --           --         36,695       36,695
                                                           --------     --------     --------     --------     --------     --------

Balance at December 31, 1994 .........................       49,941          499      101,541        3,158       85,280      190,478

   Common stock issued --
     Employee Stock Purchase Plan ....................          109            2          997         --           --            999

   Common stock issued --
     Key Management Stock Option Plan ................          409            4        2,263         --           --          2,267

   Foreign currency translation adjustment ...........         --           --           --          1,442         --          1,442

   Net income ........................................         --           --           --           --         42,509       42,509
                                                           --------     --------     --------     --------     --------     --------

Balance at December 31, 1995 .........................       50,459          505      104,801        4,600      127,789      237,695

   Common stock issued --
     Employee Stock Purchase Plan ....................           94            1        1,301         --           --          1,302

   Common stock issued --
     Key Management Stock Option Plan ................          226            2        2,303         --           --          2,305

   Foreign currency translation adjustment ...........         --           --           --          9,412         --          9,412

   Net income ........................................         --           --           --           --         48,432       48,432
                                                           --------     --------     --------     --------     --------     --------

Balance at December 31, 1996 .........................       50,779     $    508     $108,405     $ 14,012     $176,221     $299,146
                                                           ========     ========     ========     ========     ========     ========


                            The accompanying notes to consolidated financial statements are an integral part of these financial statements.




                           WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                       Consolidated Statements of Cash Flows

                                                  (in thousands)

                                                                                  Year ended December 31,
                                                                        -----------------------------------------
                                                                           1996            1995            1994
                                                                        ----------      ----------      ---------
Cash flows from operating activities:
     Net income....................................................     $  48,432       $  42,509       $  36,695
     Reconciliation of net income to net cash
         provided by operating activities:
         Extraordinary items.......................................         1,602           2,123           1,587
         Depreciation and amortization.............................        13,591          11,830          10,506
         Deferred income taxes.....................................        12,397          18,244          13,420
         Equity in net income of affiliates........................       (32,677)        (10,655)         (9,578)
         Gains on property sales...................................        (1,015)           (794)         (1,036)
         Deferred gain on sale-leaseback of equipment,
              net of amortization..................................        (1,450)         (1,030)          6,869
         Changes in working capital:
              Note receivable......................................        13,213         (13,213)            ---
              Receivables from insurance companies.................        (7,425)            ---             ---
              Other receivables....................................       (17,381)        (18,074)         (4,046)
              Materials and supplies...............................          (285)         (1,507)         (2,892)
              Other current assets, excluding
                  deferred income taxes............................        (2,183)           (509)            369
              Accrued disputed switching charges and
                  associated interest..............................        15,771           3,500             ---
              Other current liabilities, excluding debt............        24,472           9,990          18,162
         Other, net................................................           335            (394)         (2,327)
                                                                        ---------       ---------       ---------
Net cash provided by operating activities..........................        67,397          42,020          67,729
                                                                        ---------       ---------       ---------

Cash flows from investing activities:
     Property additions............................................       (68,758)        (72,514)        (52,372)
     Property acquisitions.........................................           ---         (19,381)           (518)
     Property sales and other transactions.........................         3,143           8,730          19,835
     Investments in affiliates.....................................       (31,147)        (16,752)         (3,344)
     Return of capital from affiliates.............................           ---          21,045             ---
                                                                        ---------       ---------       ---------
Net cash used for investing activities.............................       (96,762)        (78,872)        (36,399)
                                                                        ---------       ---------       ---------

Cash flows from financing activities:
     Debt issued...................................................        60,907         109,840          42,500
     Repayment of debt.............................................       (33,213)        (75,000)        (74,155)
     Debt prepayment penalty.......................................        (1,602)         (2,123)           (316)
     Issuance of common stock, net.................................         3,607           3,266             951
                                                                        ---------       ---------       ---------
Net cash provided by (used for) financing activities...............        29,699          35,983         (31,020)
                                                                        ---------       ---------       ---------

Net increase (decrease) in cash and cash equivalents...............           334            (869)            310
Cash and cash equivalents, beginning of year.......................         5,303           6,172           5,862
                                                                        ---------       ---------       ---------
Cash and cash equivalents, end of year.............................     $   5,637       $   5,303       $   6,172
                                                                        =========       =========       =========

Supplemental cash flow information:
     Cash paid (received) during the year for:
         Interest .................................................     $  10,093       $  10,852       $  11,212
         Income taxes..............................................          (165)          6,235           3,124


                            The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                       34

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(1)    Basis of Presentation - Stock Split

       On May 16, 1996, the Company's Board of Directors announced a three-for-one split of the Company's common stock in the form of a common stock dividend payable on May 31, 1996 to shareholders of record as of May 17, 1996. The stated par value of each share was not changed from $.01. All share and per share amounts have been restated to reflect this common stock split.

(2)    Summary of Significant Accounting Policies

       Nature of Business

       Wisconsin Central Transportation Corporation ("WCTC") operates approximately 3,000 route miles of railway serving Wisconsin, Illinois, Minnesota, Michigan's Upper Peninsula and Ontario through its principal operating subsidiaries, Wisconsin Central Ltd. ("WCL"), Fox Valley & Western Ltd. ("FV&W"), Sault Ste. Marie Bridge Company ("SSM") and Algoma Central Railway Inc. ("ACRI"). WCTC, through its Wisconsin Central International, Inc. ("WCI") subsidiary, also holds a 23% equity interest in Tranz Rail Holdings Limited ("Tranz Rail"), which operates 2,500 route miles of railway nationwide in New Zealand, and a 31% equity interest in English Welsh and Scottish Railway Holdings Limited ("EW&S"), whose subsidiaries operate railways in Great Britain.

       Principles of Consolidation

       The consolidated financial statements presented herein include the results of operations of WCTC and its wholly owned subsidiaries. Wisconsin Central Transportation Corporation and its subsidiaries are hereinafter referred to as the Company. All intercompany balances and transactions have been eliminated in consolidation.

       Cash and Cash Equivalents

       Cash equivalents consist of investments in money market instruments with original maturities of less than 30 days and are stated at cost which equals redemption value. Checks that have been issued but haven't cleared the bank are included in accounts payable.

       Materials and Supplies

       Materials and supplies consist mainly of fuel oil and items for improvement and maintenance of roadway, structures and equipment, and are stated at the lower of cost or market utilizing average costs which approximate FIFO. As of December 31, 1996, the Company had entered into hedging positions for approximately 34% of its expected fuel consumption through the first half of 1997 and approximately 19% of its expected fuel consumption for the balance of 1997. Gains and losses on such transactions are deferred and matched to specific fuel purchases.

       Investment in Affiliates/Currency Translation

       The  Company's 23% ownership of Tranz Rail and 31% ownership of EW&S (See
       Note 13 - Investment in Affiliates) are accounted for under U.S. generally accepted accounting principles utilizing the equity method of accounting. Under this method, the Company's share of the net income of these investments is reflected in the Company's financial statements when earned and dividends are credited against the investment in affiliates when received.

       The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using period end exchange rates and for revenue and expense accounts using an average exchange rate during the period. Gains or losses resulting from translation are included in stockholders' equity. All dollar amounts included herein are stated in U.S. dollars.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       Properties

       Properties are recorded at cost. Depreciation is principally computed using composite group straight-line rates. Average depreciable lives utilized by the Company are summarized as follows:

           Asset Class                                                 Years
           -----------                                                 -----

         Roadway Properties..........................................    40
         Bridges.....................................................    51
         Signals and Communication Systems...........................    24
         Locomotives and Freight Cars................................    33

       Additions and improvements to track structures are capitalized. Repair and maintenance costs are charged to expense. When roadway property other than land is sold, the costs of the assets less the sales proceeds are charged to accumulated depreciation. Gains or losses resulting from sales of land not required for railroad operations are included in "other income" in the consolidated statements of income. Overhead costs related to track additions and improvements are also capitalized. During 1996, 1995 and 1994, approximately $763 thousand, $870 thousand and $684 thousand, respectively, of interest was capitalized on construction-in-progress.

       Revenues

       Revenues are recognized as shipments progress. Other revenues consist primarily of demurrage, switching and passenger revenues.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Reclassifications

       Certain amounts in the prior year financial statements have been reclassified to conform with the 1996 presentation.

(3)    Extraordinary Items

       As discussed in Note 5 - Long-term Debt, the Company prepaid $20.0 million of 10.20% fixed-rate senior term notes using a combination of increased borrowings under its revolving credit agreement (the "Revolver") and cash on hand in 1996. In connection therewith, the Company paid a prepayment penalty of $2.7 million. This resulted in an extraordinary charge of $1.6 million, net of income taxes, in the fourth quarter of 1996.

       In 1995, the Company prepaid $40.0 million of 11.625% fixed-rate senior term notes using a combination of increased borrowings under its Revolver and cash on hand. In connection therewith, the Company paid a prepayment penalty of $3.5 million. This resulted in an extraordinary charge of $2.1 million, net of income taxes, in the third quarter of 1995.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       In 1994, the Company paid prepayment penalties and incurred other costs of $316 thousand, and wrote off $2.3 million of non-cash deferred financing costs in connection with a debt refinancing, resulting in an extraordinary charge of $1.6 million, net of income taxes, in the fourth quarter of 1994.

(4)    Related Party Transactions

       Legal Services

       Oppenheimer, Wolff & Donnelly ("OW&D") provides the Company with legal services in connection with various labor matters, litigation, regulatory issues and corporate matters. The amounts paid OW&D by the Company for services during 1996, 1995 and 1994 were $1.2 million, $1.0 million and $0.7 million, respectively. A director and stockholder of WCTC was a member of OW&D until August 1994 and presently is of counsel to OW&D.

       McLachlan, Rissman & Doll ("MR&D") provides the Company with legal services in connection with various corporate and financing matters. The amounts paid MR&D by the Company for services during 1996, 1995 and 1994 were $61 thousand, $320 thousand and $319 thousand, respectively. One member of MR&D is a director and stockholder of WCTC.

       Consulting Services

       In 1995 and 1994, the Company used the services of Railroad Financial Corporation ("RFC") to assist in the negotiation of various purchases, sales and leases of freight cars. In 1995 and 1994, the cost of such services amounted to $196 thousand and $237 thousand, respectively, and is included in the payments under the long-term operating leases RFC helped negotiate. Two directors of the Company are stockholders and directors of RFC.

       Investment in Affiliates

       Information regarding other related party transactions appears in Note 13
       - Investment in Affiliates.

(5)    Long-term Debt

       Long-term debt consists of the following:

                                                           December 31,
                                                    ------------------------
                                                      1996             1995
                                                    -------           ------
                                                          (in thousands)

       10.20% senior term notes ..............     $   --           $ 20,000
       WCTC revolving credit agreement .......      146,500           94,787
       Other .................................       17,803            8,934
                                                   --------         --------
       Total long-term debt ..................     $164,303         $123,721
                                                   ========         ========

       The Company maintains an unsecured Revolver with a syndicate of banks with a capacity of $325.0 million, increased in 1996 from $200.0 million. The Revolver allows the Company to choose various floating rate options and is scheduled to expire at the end of 2000. The Company pays commitment fees on the unused amount of the Revolver and a facility fee based on the Revolver's total capacity. Such fees vary based on the Company's stock rating and leverage ratio. Principal reductions are not required under the Revolver prior to its expiration date. The effective interest rate on outstanding borrowings under the Revolver at December 31, 1996 was 5.9%.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       Other long-term debt consists of $8.8 million in borrowings under a separate Canadian dollar revolving credit agreement held by ACRI (the "ACRI Revolver") plus $9.0 million in government-financed interest free loans supporting railroad infrastructure improvements which promote economic development in the jurisdictions served by such government entities. The ACRI Revolver has a capacity of $8.8 million with terms, covenants and margins similar to the WCTC Revolver.

       In 1996, the Company prepaid $20.0 million in 10.20% fixed-rate senior term notes outstanding using a combination of increased borrowings under the Revolver and cash on hand. In connection with the note prepayment, the Company paid a prepayment penalty of $2.7 million (See Note 3 - Extraordinary Items).

       In December 1995, the Company borrowed $13.2 million under its Revolver to specifically fund the note receivable described in Note 13 - Investment in Affiliates. This borrowing, which was repaid in the first quarter of 1996, was included with short-term debt in the consolidated balance sheet as of December 31, 1995.

       Maturities of debt at December 31, 1996 for each of the years 1997 through 2001 and thereafter were as follows:

          Year                                                       Amount
          ----                                                       ------
                                                                 (in thousands)

          1997...............................................    $        731
          1998...............................................             731
          1999...............................................             731
          2000...............................................         155,987
          2001...............................................             731
          Thereafter.........................................           6,123
                                                                 ------------
          Total..............................................    $    165,034
                                                                 ============

       The financing arrangements of the Company limit its ability to pay dividends on its capital stock, incur additional indebtedness, create liens on its assets, repurchase shares of its capital stock, and make certain loans, investments or guarantees.

(6)    Fair Value of Financial Instruments

       At December 31, 1996, the Company's financial instruments consist of cash, receivables, other current assets, fuel hedging positions, current liabilities and debt. The carrying amounts of these financial instruments approximate their fair values at December 31, 1996.

(7)    Income Taxes

       The Company files consolidated federal income tax returns which include all of its U.S. subsidiaries and a provincial Canadian income tax return for ACRI.

       Deferred income taxes are accounted for in accordance with the asset and liability method by applying current statutory tax rates to temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date.

       No provision is made for U.S. income taxes applicable to undistributed earnings of ACRI and the foreign affiliates that are indefinitely reinvested. However, when dividends are received, applicable U.S. income taxes are accrued.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       The provision for income taxes consists of the following:

                                                      Year ended December 31,
                                                    ---------------------------
                                                    1996       1995        1994
                                                    ----       ----        ----
                                                          (in thousands)
                       Current:
                           Federal ...........   $ (1,148)   $  3,115   $  5,539
                           State .............        129         811        109
                                                 --------    --------   --------
                                Total current      (1,019)      3,926      5,648
                                                 --------    --------   --------

                       Deferred:
                           Federal ...........     10,746      15,494     11,169
                           State .............      1,651       2,750      2,251
                                                 --------    --------   --------
                                Total deferred     12,397      18,244     13,420
                                                 --------    --------   --------
                       Total .................   $ 11,378    $ 22,170   $ 19,068
                                                 ========    ========   ========

       The components of deferred income tax expense were as follows:

                                                     Year ended December 31,
                                                  ----------------------------
                                                  1996        1995        1994
                                                  ----        ----        ----
                                                          (in thousands)

            Depreciation and amortization ..   $ 17,077    $ 18,749    $ 15,284
            Sale-leaseback transactions ....        613        (731)     (2,620)
            Alternative minimum tax ........      2,234      (1,643)     (5,816)
            Net operating loss carryforwards     (7,534)      1,707       5,587
            Provisions for bad debts,
                casualties, claims and other
                expenses ...................          7         162         985
                                               --------    --------    --------
            Total ..........................   $ 12,397    $ 18,244    $ 13,420
                                               ========    ========    ========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities (assets) are presented below:

                                                               December 31,
                                                            -----------------
                                                            1996         1995
                                                            ----         ----
                                                              (in thousands)
      Deferred tax liabilities principally due to
          differences in depreciation on properties ..   $ 103,195    $  86,118

      Deferred tax assets:
          Net operating loss carryforwards ...........     (15,195)      (7,661)
          Alternative minimum tax credit carryforwards      (8,869)     (11,103)
          Sale-leaseback transactions ................      (5,378)      (5,991)
          Accruals and allowances for bad debts,
               casualties, claims and other
               expenses ..............................      (1,984)      (1,991)
                                                         ---------    ---------
               Total deferred tax assets .............     (31,426)     (26,746)
                                                         ---------    ---------

               Net deferred tax liability ............   $  71,769    $  59,372
                                                         =========    =========

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       The net deferred tax liability is classified in the consolidated balance sheets as follows:

                                                           December 31,
                                                       --------------------
                                                       1996            1995
                                                       ----            ----
                                                          (in thousands)

       Non-current deferred tax liability........  $   73,244       $   60,772
       Current deferred tax asset................      (1,475)          (1,400)
                                                   ----------       ----------

           Net deferred tax liability............  $   71,769       $   59,372
                                                   ==========       ==========

       The reconciliation of the statutory tax rate to the effective income tax rate is as follows:

                                                         Year ended December 31,
                                                         ----------------------
                                                         1996     1995     1994
                                                         ----     ----     ----

                   Statutory rate ...................     35.0%   35.0%   35.0%
                   State income taxes, net of federal
                      tax benefit ...................      4.0     4.1     4.3
                   Other ............................      0.6     0.4     0.6
                                                          ----    ----    ----
                   Effective rate ...................     39.6%   39.5%   39.9%
                                                          ====    ====    ====

       As a result of temporary differences, the Company had net operating loss carryforwards ("NOLs") at December 31, 1996 for income tax purposes totaling $39.7 million, which will begin to expire in 2004. The Company expects to be able to utilize these NOLs to offset future tax liabilities.

(8)    Benefit Plans

       The Company has profit-based incentive plans for all employees. Amounts accrued under these plans were based primarily upon targeted operating results set at the beginning of the plan year. During 1996, 1995 and 1994, $3.3 million, $3.3 million and $6.3 million, respectively, were accrued under provisions of these incentive plans.

       In 1991, the Company adopted a Key Management Stock Option Plan ("Key Option Plan") under which certain key management employees may be granted options to purchase shares of the Company's common stock. Options may have a duration of up to 10 years and an exercise price not less than the fair market value of the common stock at the time of the grant. The exercise prices for options granted through 1996 under the Key Option Plan were equal to fair market value as of the grant date. Information regarding the Key Option Plan is summarized below:

                                                  Average        Number
                                                  Option           of
                                                   Price         Shares
                                                   -----         ------

       Options outstanding at December 31, 1993   $ 2.84        512,280
           Granted in 1994 ....................    13.42      1,140,000
           Exercised in 1994 ..................     2.80       (176,085)
                                                               --------
       Options outstanding at December 31, 1994    11.02      1,476,195
           Exercised in 1995 ..................     6.22       (436,083)
                                                               --------
       Options outstanding at December 31, 1995    13.02      1,040,112
           Granted in 1996 ....................    29.68        150,000
           Exercised in 1996 ..................    11.69       (238,412)
                                                               --------
       Options outstanding at December 31, 1996    15.98        951,700
                                                               ========
       Options available for grant at
          December 31, 1996 ...................       --         79,560
                                                               ========
       Total options exercised through
          December 31, 1996 ...................   $ 6.86        888,740
                                                               ========

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       Of the options outstanding at December 31, 1996 under the Key Option Plan, 763,480 were vested and fully exercisable, 68,220 will vest in 1997, 30,000 will vest in 1998 and 90,000 will vest in 1999. At December 31, 1996, the range of exercise prices and the weighted-average remaining contractual life of outstanding options under the Key Option Plan was $13.42 to $31.50 and 7.9 years, respectively.

       In 1991, the Company also adopted an Employee Stock Purchase Plan ("Purchase Plan"). Under the Purchase Plan, all eligible employees who elect to participate are granted an option to purchase, one year following the date of grant, a number of common stock shares not to exceed 7.5% of their annual base salary divided by the purchase price per share. The purchase price per share under the Purchase Plan is the lesser of 85% of the market value of the common stock as of the grant date or 85% of the market value on the exercise date. In December 1995, the Company established a plan similar to the Purchase Plan for ACRI (collectively, the two plans are referred to as the "Purchase Plans"). Information regarding the Purchase Plans is summarized below:

                                                    Average        Number
                                                    Option           of
                                                    Price          Shares
                                                    -----          ------

       Shares authorized for purchase ..........                 2,625,000
           Purchased through December 31, 1993..   $ 3.08         (338,142)
           Purchased in 1994 ...................     5.67         (118,998)
           Purchased in 1995 ...................     9.17         (108,924)
           Purchased in 1996 ...................    13.88          (93,824)
                                                                ----------
       Total shares available to be purchased...                 1,965,112
                                                                ==========

       At December 31, 1996, participating employees have accumulated $1.2 million under the Purchase Plans through payroll deductions that can be used to purchase shares of common stock in 1997.

       In 1994, the Company adopted a Director Stock Option Plan ("Director Plan") which provides for the automatic annual grant to members of the Board of Directors of options to purchase a specified number of shares of common stock at a price equal to the fair market value of those shares as of the date of the grant. Options to acquire up to an aggregate of 900,000 shares of common stock may be granted under the Director Plan, of which 138,000 have been granted and were fully vested at December 31, 1996. Options granted under the Director Plan vest and become fully exercisable after six months from the date of the grant. Information regarding the Director Plan is summarized below:

                                                            Average     Number
                                                            Option        of
                                                             Price      Shares
                                                             -----      ------

       Options outstanding at December 31, 1993......... $     ---         ---
           Granted in 1994..............................     12.00      60,000
                                                                      --------
       Options outstanding at December 31, 1994.........     12.00      60,000
           Granted in 1995..............................     17.09      42,000
                                                                      --------
       Options outstanding at December 31, 1995.........     14.10     102,000
           Granted in 1996..............................     30.84      36,000
                                                                      --------
       Options outstanding at December 31, 1996.........     18.46     138,000
                                                                      ========
       Options available for grant at
         December 31, 1996..............................       ---     762,000
                                                                      ========

       At  December   31,   1996,   the  range  of   exercise   prices  and  the
       weighted-average remaining contractual life of outstanding options under the Director Plan was $12.00 to $30.84 and 6.6 years, respectively.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       In October 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument, and gives entities a choice of recognizing related compensation expense by adopting the new fair value method or continuing to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APBO 25"). The Company has elected to continue to account for stock-based compensation using the method prescribed in APBO 25. Accordingly, no compensation cost has been recognized for the Company's stock-based employee compensation plans. Had compensation cost for the Company's stock-based employee compensation plans been recorded based on the fair value method prescribed by SFAS 123, the Company's net income and earnings per common share would have been reduced to the pro forma amounts indicated below:

                                                        1996          1995
                                                     ---------     ---------

       Net income - as reported (in thousands)...   $   48,432   $   42,509
       Net income - pro forma (in thousands) ....       47,044       42,249
       Earnings per common share - as reported...         0.96         0.85
       Earnings per common share - pro forma ....         0.93         0.84

       For purposes of the above pro-forma calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for various grants: expected volatility of 33% for options granted in 1995 and ranging from 34% to 36% for options granted in 1996; risk-free interest rate ranging from 5.4% to 6.7% based upon the date of the option grant; and expected lives of four years. Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost for options granted prior to January 1, 1995 is not considered.

       All U.S. employees of the Company are covered under the Railroad Retirement Act. All Canadian employees are covered under the government-sponsored Canadian Pension Plan and the ACRI Employee
       Retirement Savings Plan ("Savings Plan"). Under the Savings Plan, employees may elect to contribute up to 5% of their income on a pre-tax basis to the Savings Plan. The Company matches twice the amount contributed by each employee up to a maximum of 10%. In 1996 and 1995, such matching contributions by the Company amounted to $882 thousand and $552 thousand, respectively.

(9)    Sale-Leaseback Transactions

       During 1995 and 1994, the Company entered into sale-leaseback transactions predominantly relating to equipment with third-party financing institutions which resulted in net gains of $110 thousand and $7.5 million, respectively. For accounting purposes these amounts, as well as similar deferred gains from prior years, have been reflected as deferred income on the consolidated balance sheets. The gains on sale-leaseback transactions are amortized over the terms of the related operating leases.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       The following table indicates the future amortization of these deferred gains on sale-leaseback transactions:

           Year                                                      Amount
           ----                                                      ------
                                                                 (in thousands)

           1997...............................................     $   1,121
           1998...............................................         1,121
           1999...............................................         1,121
           2000...............................................         1,121
           2001...............................................         1,121
           Thereafter.........................................         5,346
                                                                   ---------
           Total..............................................     $  10,951
                                                                   =========

(10)   Leases

       Total operating lease expense (predominantly relating to equipment) amounted to $30.4 million, $28.1 million and $20.8 million in 1996, 1995 and 1994, respectively.

       Minimum future lease payments under operating leases that have remaining noncancelable lease terms in excess of one year are as follows:

         Year                                                      Amount
         ----                                                      ------
                                                               (in thousands)

         1997...............................................    $     27,423
         1998...............................................          26,623
         1999...............................................          25,293
         2000...............................................          24,095
         2001...............................................          24,275
         Thereafter.........................................         196,256
                                                                ------------
         Total..............................................    $    323,965
                                                                ============

(11)   Other Income

       The components of other income include the following:

                                                      Year ended December 31,
                                                  -----------------------------
                                                  1996         1995        1994
                                                  ----         ----        ----
                                                          (in thousands)

       Management fees from affiliates......  $   2,285   $     700   $     700
       Rental income........................      2,039       1,323       1,241
       Gains on property sales..............      1,015         794       1,036
       Financing and organization
           cost amortization................       (459)       (512)     (1,069)
       Rentals of non-operating equipment...        ---         237       1,501
       Other, net...........................       (109)        (43)       (361)
                                              ---------   ---------   ---------
           Total............................  $   4,771   $   2,499   $   3,048
                                              =========   =========   =========

       Information  regarding  management  fees from  affiliates is discussed in
       Note 13 - Investment in Affiliates.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(12)   Significant Customers

       In 1996, 1995 and 1994, freight  transportation  services provided by the
       Company  to  two  customers   accounted  for  14.6%,   14.4%  and  15.0%,
       respectively, of the Company's gross freight revenues.

(13)   Investment in Affiliates

       Tranz Rail Holdings Limited

       On July 20, 1993, a consortium of investors, including WCI, entered into a purchase agreement with the government of New Zealand to acquire all the stock of Tranz Rail, a 2,500 route mile railroad which provides the only rail service in New Zealand. WCI's equity investment approximated $16.0 million for approximately 27% of the common stock of Tranz Rail. In 1994 and 1995, the Company paid $3.3 million and $2.9 million, respectively, to exercise options that increased its equity ownership position to approximately 30%.

       On June 26, 1995, Tranz Rail returned capital to shareholders through a pro rata repurchase of shares. WCTC's share of the capital returned was $21.0 million which the Company used to retire debt. The capital returned was derived primarily from proceeds of the 1994 sale of Tranz Rail's investment in a telecommunications company.

       Tranz Rail completed an initial public offering of its common stock on June 18, 1996 and is listed on the NASDAQ stock market in the United States and on the New Zealand stock exchange in New Zealand. As a result of this offering, the Company's ownership position declined to 23% from 30%. As of December 31, 1996, the Company owned the equivalent of 9,561,639 American Depository Shares ("ADS") of Tranz Rail with a quoted closing price on NASDAQ of $17.69 per ADS. Each ADS represents three issued and fully paid ordinary shares of Tranz Rail. Total market value of the Company's holdings in Tranz Rail as of December 31, 1996 was approximately $169.1 million.

       The Company is party to a Management Services Agreement with Tranz Rail under which the Company provides management services to Tranz Rail, including principally making available the services of two Company executives for full time employment by Tranz Rail, training of Tranz Rail personnel by the Company and making available the expertise and consulting services of the President of the Company. Amounts earned by the Company from Tranz Rail for services under the Management Services Agreement (not including the services of the two Company executives who are paid directly by Tranz Rail) were $0.7 million for each of the years in the three-year period ended December 31, 1996. The Management Services Agreement has a current term ending December 31, 1997, subject to extensions by agreement on a year to year basis.

       Six of the directors of the Company are directors of, and hold shares or options (or both) of Tranz Rail.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       English Welsh & Scottish Railway Holdings Limited

       In the fourth quarter of 1995, a consortium of investors, including the Company and an affiliate of Berkshire Partners, an American private equity firm ("Berkshire") of which one of the Company's directors is an executive office, director and beneficial owner of shares, established a holding company, EW&S, to acquire various rail assets of British Rail from the British government as a part of its privatization of British Rail. On December 9, 1995, EW&S acquired Rail express systems Limited ("Res"). The principal activity of Res is the carriage of letters for the Royal Mail, a division of the British Post Office. On February 24, 1996, EW&S acquired British Rail's three trainload freight companies ("TLFs"), Loadhaul Limited, Mainline Freight Limited and Transrail Freight Limited, the principal activity of which is the hauling of bulk commodities such as coal, iron, steel and aggregates throughout Great Britain.

       The Company invested approximately $45 million for an approximate 32% ownership interest in EW&S. Of this amount, WCI had invested approximately $13.2 million through December 31, 1995 in connection with EW&S's acquisition of Res. During 1996, EW&S sold shares to certain of its officers and directors (including certain officers and directors of the Company), with the effect of reducing the Company's equity interest to approximately 31% as of December 31, 1996. The Company has been granted performance-based options to acquire additional shares in EW&S to compensate it for its leadership of the consortium. In addition, EW&S has issued options to certain of its officers and directors, and warrants to the investment banking firm that facilitated the acquisition of EW&S. Assuming that all options and warrants are exercised, the Company's equity interest in EW&S will be approximately 34%.

       In connection with the EW&S investment, the Company loaned $13.2 million to Berkshire in December 1995 to temporarily finance its portion of the purchase price. This loan earned interest at approximately 9.0% and was repaid on February 22, 1996, prior to the consummation of the purchase of the three TLFs.

       The Company is party to a Management Services Agreement with EW&S under which the Company provides management services to EW&S, including principally making available the services of three Company executives for full time employment by EW&S, training of EW&S personnel by the Company and making available the expertise and consulting services of the President of the Company. Amounts earned by the Company from EW&S for services under the Management Services Agreement (not including the services of the three Company executives who are paid directly by EW&S) were $1.6 million in 1996. The Management Services Agreement has a current term ending February 23, 1998, subject to extensions by agreement on a year to year basis.

       Four of the directors of the Company are directors of, and hold shares and options of, EW&S.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       Summary Financial Information

       The results of operations and financial position of Tranz Rail and EW&S prepared in conformity with U.S. generally accepted accounting principles are summarized below for the year ended December 31, 1996 (except for the TLFs which are for the period from February 24, 1996 through December 31,
       1996):

                                                   Tranz Rail        EW&S
                                                   ----------        ----
                                                        (in thousands)
       Condensed Income Statement Information:
            Operating revenues...................  $ 395,690    $   742,440
            Operating income.....................     76,279        135,051
            Net income...........................     37,384         71,810

       Condensed Balance Sheet Information:
            Current assets.......................  $  98,076    $   272,639
            Total assets.........................    455,475      1,012,794
            Current liabilities..................     58,506        242,459
            Total liabilities....................    182,303        772,499
            Total equity.........................    273,172        240,295


       EW&S's borrowing arrangements contain provisions which substantially restrict its ability to transfer funds to the Company in the form of cash dividends, loans and advances. Tranz Rail's net assets are not similarly restricted.

       The following table presents the Company's investment in affiliates at December 31, 1996 and its equity in net income of affiliates for the year ended December 31, 1996 (except for the TLFs which are for the period from February 24, 1996 through December 31, 1996):

                                                     Tranz Rail       EW&S
                                                     ----------       ----
                                                          (in thousands)

           Equity in net income of affiliates......   $  9,850      $ 22,827
           Investment in affiliates................   $ 39,991      $ 74,661


       The Company's retained earnings included undistributed earnings of affiliates of $54.4 million and $21.7 million at December 31, 1996 and 1995, respectively.

(14)   Acquisitions

       Algoma Central

       On January 31, 1995, the Company consummated the acquisition of the railway assets of Algoma Central Corporation ("ACC") which are operated by ACRI. ACRI consists of approximately 322 route miles of track between Sault Ste. Marie, Ontario and Hearst, Ontario. The rail lines were purchased for approximately $8.2 million, financed in part by the Province of Ontario, through the Northern Ontario Heritage Fund Corporation ("Heritage Fund"). The Heritage Fund's financing included a $0.7 million non-voting preferred stock investment in ACRI. The Heritage Fund is not entitled to any dividends for at least 10 years. In related transactions, the Company acquired 879 railcars and 23 locomotives from ACC for approximately $11.1 million, and ACC's existing communications system, maintenance and shop equipment, inventory and miscellaneous assets for $5.0 million. In connection with this acquisition, the Company incurred $0.9 million and $0.6 million of acquisition and organization costs, respectively. The pro forma effects on the Company's reported results assuming the ACRI acquisition was consummated at the beginning of 1995 are not material.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       Duck Creek North

       On January 27, 1997, SSM completed the purchase of 207 route miles of railroad track and trackage rights in Wisconsin and the Upper Peninsula of Michigan from the Union Pacific Railroad Company. The rail lines, commonly known as the "Duck Creek North" lines, include contiguous property and associated facilities from North Green Bay, Wisconsin to Ishpeming, Michigan; from Powers to Antoine, Michigan; from Quinnesec, Michigan to Niagara, Wisconsin; and from Cascade to Palmer, Michigan. Freight shipments over the lines consist of materials for the paper industry and high volumes of iron ore used in steel-making which are shipped from the Marquette ore range to Escanaba, Michigan for transshipment to vessels. SSM will continue such operations in the future. The purchase price of the rail lines, subject to certain final adjustments, was approximately $85.0 million, which was funded through borrowings under the Revolver.

(15)   Contingencies

       Weyauwega Derailment

       On March 4, 1996, the Company had a derailment in Weyauwega, Wisconsin involving thirty-five cars, fourteen of which contained propane or liquified petroleum gas and two of which contained sodium hydroxide solution. The total cost for the derailment is currently estimated at $27.3 million. The Company believes that its insurance policies will cover substantially all these costs, in excess of the $2.5 million of deductibles, due to the derailment. Through December 31, 1996, the Company had funded $24.8 million in costs incurred as a result of this derailment and received $17.4 million in reimbursements from insurance companies. The Company's consolidated balance sheet includes an insurance receivable of $7.4 million as of December 31, 1996. During the first quarter of 1996, the Company recorded a pretax provision of $2.5 million for the combined deductibles under its property damage and liability insurance policies. A complaint was filed against the Company on March 26, 1996 by nine individuals seeking to represent the class of persons who suffered damages as a result of this derailment. The complaint seeks punitive and treble damages. Any punitive damages and treble damages may not be covered by the Company's insurance. The Company does not believe there is any basis for an award of such damages. All potential claimants were notified, and thirteen families and two businesses joined the lawsuit. Discovery is ongoing. In addition, one business has filed a separate suit for damages in the District Court of Waupaca County. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company's financial position.

       BOCT Complaint

       On June 4, 1993, WCL was served with a complaint filed by the Baltimore and Ohio Chicago Terminal Railroad Company ("BOCT") in the United States District Court for the Northern District of Illinois, Eastern Division. In its complaint, the BOCT claimed that WCL owed BOCT for intermediate switching and car hire reclaim charges allegedly incurred from July 1988 through February 1993. Arbitration hearings were held in Chicago from October 24, 1995 to November 9, 1995. On June 10, 1996, the arbitration panel ruled in favor of BOCT. The arbitration panel's ruling awarded BOCT $16.8 million of disputed switching and car hire reclaim charges, and $2.5 million of interest relating to such charges.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       Based upon the arbitration panel's ruling, the Company recorded pretax provisions of $15.8 million in 1996, representing amounts awarded in excess of previously recorded accruals. Additional interest through December 31, 1996 of $417 thousand has been accrued on the unpaid award amount and is included in other interest expense in the 1996 consolidated statement of income.

       The litigation between BOCT and the Company continues. The U.S. District Court has affirmed the arbitration award and also authorized WCL to pursue the defenses that were not subject to arbitration, including claims to be brought before the Surface Transportation Board.

       Waukesha

       On April 2, 1996, WCL received a request for documents from the U.S. Department of Justice ("DOJ") requesting documents relating to the demolition of a foundry and roundhouse on the Company's property in Waukesha, Wisconsin, performed by contractors for WCL in 1993. A request for additional documents was received on November 21, 1996. WCL has complied with the requests. Previously, in March 1994, WCL had received a notice of violation of the Clean Air Act (the "Act") and the National Emission Standard for Asbestos (the "Asbestos NESHAP") promulgated thereunder from the U.S. Environmental Protection Agency ("USEPA") in connection with the demolition. The USEPA held a conference with WCL on April 11, 1994 to discuss the notice prior to a determination of any enforcement action to be taken under section 113 of the Act. If the DOJ or the USEPA determines that an action should be brought against the Company, the Company will vigorously defend itself. If it were to be determined that WCL violated the Asbestos NESHAP, WCL could be subject to criminal prosecution with fines of up to $500 thousand per violation or civil enforcement with fines of up to $25 thousand per day for each violation.

       Property Tax Dispute

       In October 1995, the Circuit Court of Dane County ruled in favor of a Wisconsin Department of Revenue ("WDR") retroactive assessment of personal property taxes for the tax years 1990 through 1993 against all Wisconsin railroads, including WCL and FV&W. WCTC and the other railroads involved are pursuing the remaining issues in the case and intend to appeal the statutory law rulings. As a result of the ruling, the Company recognized the $3.0 million retroactive assessment, as well as accrued interest of $0.7 million, in its 1995 consolidated statement of income. The railroads, including WCL and FV&W, have also filed suits in state courts which allege discrimination in the assessment of taxes. WCL and FV&W have separately filed suit challenging other WDR tax valuation practices with respect to their 1994, 1995 and 1996 tax bills.

       Other

       The Company is involved in various other legal actions, including personal injury, property damage and environmental clean up matters. The Company has also been identified as a potentially responsible party by various Federal and state authorities for remediation of various waste disposal sites. While the final outcome with respect to these matters cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company's financial position.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(16)   Unaudited Quarterly Financial Data


                                        First        Second            Third         Fourth
                                       Quarter       Quarter          Quarter        Quarter        Year
                                       -------       -------          -------        -------        ----
                                                (in thousands, except per share amounts)
       1996:
         Operating revenues.........  $  65,028      $  56,204 <F1>   $ 71,825       $  69,103      $  262,160
         Operating income...........      4,415<F2>      1,570 <F1>     16,922          12,865          35,772
         Income before
           extraordinary item.......      8,066<F2>      7,528 <F1>     17,071          17,369          50,034
         Net income.................      8,066<F2>      7,528 <F1>     17,071          15,767<F3>      48,432
         Earnings per common
           share....................       0.16<F2>       0.15 <F1>       0.34            0.31<F3>        0.96
       1995:
         Operating revenues.........  $  62,897      $  64,254        $ 69,890       $  66,386      $  263,427
         Operating income...........     13,917         16,225          17,845          15,472          63,459
         Income before
           extraordinary item.......      9,865         12,165          11,036          11,566          44,632
         Net income.................      9,865         12,165           8,913 <F4>     11,566          42,509
         Earnings per common
           share....................       0.20           0.24            0.18 <F4>       0.23            0.85

----------------
       <F1>   Includes a reduction of operating  revenues of $13,278  related to the June 10, 1996 arbitration ruling in favor of BOCT for disputed switching charges. Interest charges of $2,493 on the disputed charges were also recognized at this time. Combined, the effect of the disputed switching charges and related interest reduced net income by $9,526, or $0.19 per common share in the second quarter (See Note 15 - Contingencies).
       <F2>   Includes a pretax  provision  of  $2,500,  or a  reduction  of net income of $1,510 or $0.03 per common share, to cover insurance policy deductibles related to the March 4, 1996 derailment at Weyauwega, Wisconsin (See Note 15 - Contingencies).
       <F3>   Includes an  extraordinary  charge of $1,602,  or $0.03 per common share (net of income taxes), in connection with the Company's early repayment of debt (See Note 3 - Extraordinary Items).
       <F4>   Includes  an  extraordinary  charge of $2,123 or $0.04 per  common share (net of income taxes) in connection with the Company's early repayment of debt (See Note 3 - Extraordinary Items). Additionally, operating income is net of a $3,030 retroactive property tax assessment for the years 1990 - 1993 from the Wisconsin Department of Revenue. Interest of $727 on the assessment was also recognized. Combined, the effect of the property tax assessment and related interest reduced net income by $2,273 (See Note 15 - Contingencies).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See "Executive Officers of the Registrant" in Part I above for information regarding executive officers of the Company. The remainder of the information required by Item 10 is incorporated by reference to the Company's proxy statement to be filed pursuant to Regulation 14A.


ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to the Company's proxy statement to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the Company's proxy statement to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the Company's proxy statement to be filed pursuant to Regulation 14A.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this Report:


                                                                       Location
                                                                       --------
         (a)  (1) Financial Statements

            Consolidated Balance Sheets................................. 30-31
            Consolidated Statements of Income...........................    32
            Consolidated Statements of Changes in Stockholders' Equity..    33
            Consolidated Statements of Cash Flows.......................    34
            Notes to Consolidated Financial Statements.................. 35-49


              (2) Schedules

                      All schedules have been omitted as not applicable or not required or because the information required to be shown therein is included in the financial statements or notes thereto.


              (3) Exhibits

                      The exhibits set forth in the accompanying Index to Exhibits are filed as a part of this report.


         (b) Reports on Form 8-K filed during the quarter ended December 31, 1996.

                      The Company filed no reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      WISCONSIN CENTRAL TRANSPORTATION
                                      CORPORATION
                                      (Registrant)


                                      By:     /s/ Edward A. Burkhardt
                                              Edward A. Burkhardt, President
                                               and Chief Executive Officer

                                      Date:   March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Signature                                  Title



By:     /s/ Edward A. Burkhardt           President, Chief Executive Officer
        (Edward A. Burkhardt)               and Director
                                          (Principal Executive Officer)

Date:   March 21, 1997



By:     /s/ Thomas F. Power, Jr.          Executive Vice President,
        (Thomas F. Power, Jr.)              Chief Financial Officer and Director
                                          (Principal Financial Officer)

Date:   March 21, 1997



By:     /s/ Walter C. Kelly                Vice President, Finance
        (Walter C. Kelly)                  (Principal Accounting Officer)

Date:   March 21, 1997



By:     /s/ Thomas W. Rissman              Director
        (Thomas W. Rissman)

Date:   March 21, 1997



By:     /s/ Carl Ferenbach                 Director
        (Carl Ferenbach)

Date:   March 21, 1997

                                INDEX TO EXHIBITS


   Exhibit No.                            Description
   -----------                            -----------

       3            ARTICLES OF INCORPORATION AND BY-LAWS

       3(a) Restated Certificate of Incorporation of the registrant, as amended (Incorporated by reference to Exhibit 3 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

       3(b) By-laws of the registrant, as amended to date (Incorporated by reference to Exhibit 3(a) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

       4            INSTRUMENTS   DEFINING  THE  RIGHTS  OF  SECURITY   HOLDERS,
                    INCLUDING INDENTURES

       4(a) Credit Agreement dated as of November 21, 1994 among registrant, Bank of America National Trust and Savings Association and the Banks signatory thereto (Incorporated by reference to Exhibit 4(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994) (see Exhibits 4(b) and (c) for subsequent amendment)

       4(b) Amendment No. 1, dated as of October 23, 1995, to the Credit Agreement filed as Exhibit 4(a) (Incorporated by reference to Exhibit 4(c) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

       4(c) Second Amendment, dated as of December 17, 1996, to the Credit Agreement filed as Exhibit 4(a)

                    Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, registrant is not filing any instrument with respect to long-term debt in cases in which the amount of debt securities authorized under the instrument does not exceed 10 percent of the total assets of registrant. Registrant agrees to furnish a copy of each such instrument to the Commission upon request.


       10           MATERIAL CONTRACTS

       10(a) Director Stock Option Plan (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 4.1 to registrant's Registration Statement on Form S-8 (Registration No. 33-84088) filed under the Securities Act on September 19,
                    1994)

       10(b) Supplement to Director Stock Option Plan (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 4.2 to registrant's Registration Statement on Form S-8 (Registration No. 33-84088) filed under the Securities Act on September 19, 1994)

       10(c) Long Term Deferred Compensation Plan of the registrant dated December 9, 1993 (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 10(jj) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

       10(d)        Key   Management   Stock  Option  Plan  of  the   registrant
                    (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 10(s) to registrant's Registration
                    Statement on Form S-1 (Registration No. 33-39939) filed under the Securities Act and declared effective by the Securities and Exchange Commission on May 21, 1991) (see
                    Exhibit 10 (e) for subsequent amendment)

       10(e) Amendment No. 1, dated May 20, 1993, to Key Management Stock Option Plan (amending Key Management Stock Option Plan filed as Exhibit 10(d)) (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 10(ii) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

       10(f) Management Incentive Compensation Plan of the registrant (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 10(t) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

    Exhibit No.                           Description
    -----------                           -----------

       10(g) Stockholders Agreement of the registrant dated October 11, 1987 as amended April 1, 1991 (Incorporated by reference to Exhibit 10(q) to registrant's Registration Statement on Form S-1 (Registration No. 33-39939) filed under the Securities Act and declared effective by the Securities and Exchange Commission on May 21, 1991)(see Exhibit 10(h) for subsequent amendment)

       10(h) Amendment No. 2 to Stockholders Agreement dated as of April 1, 1992 (amending Stockholders Agreement filed as Exhibit 10(g)) (Incorporated by reference to Exhibit 10(aa) to registrant's Registration Statement on Form S-1 (Registration No. 33-52022) filed under the Securities Act and declared effective by the Commission on December 14,
                    1992)

       10(i) Asset Purchase Agreement dated as of November 30, 1996 between Union Pacific Railroad Company and Sault Ste. Marie Bridge Company


       11           STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

       11           Statement re Computation of per Share Earnings


       21           SUBSIDIARIES OF THE REGISTRANT

       21 Subsidiaries of Wisconsin Central Transportation Corporation (Incorporated by reference to Exhibit 21 to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

       23           CONSENTS OF EXPERTS AND COUNSEL

       23           Consent of KPMG Peat Marwick LLP

       27           FINANCIAL DATA SCHEDULE

       27           Financial Data Schedule