Form 10-Q
period 1997-03-31
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 1997-05-13
CIK 874213

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   -------------------------------------------


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 1997
                                                --------------

                         Commission File Number 0-19150
                                                -------



                        WISCONSIN CENTRAL TRANSPORTATION
                                  CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)



                    Delaware                          36-3541743
                    --------                          ----------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)         Identification Number)



        6250 North River Road, Suite 9000
               Rosemont, Illinois                       60018
               ------------------                       -----
     (Address of principal executive offices)        (Zip Code)



           Registrant's telephone number,
                 including area code:               (847) 318-4600
                                                    --------------



     Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                X  YES                               NO
               ---                               ---


Indicate the number of shares outstanding of the
Issuer's common stock as of April 30, 1997:                   50,835,879 shares


================================================================================

                  WISCONSIN CENTRAL TRANSPORTATION CORPORATION

                                    FORM 10-Q

                          Quarter Ended March 31, 1997




CONTENTS                                                                    PAGE
                                                                            ----
Part I -  Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets..............................       1

               Consolidated Statements of Income........................       3

               Consolidated Statements of Cash Flows....................       4

               Notes to Consolidated Financial Statements...............       5

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations............       8


Part II - Other Information

     Item 6.   Exhibits and Reports on Form 8-K.........................      10

Signatures..............................................................      11

Index to Exhibits.......................................................      12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                              WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                               Consolidated Balance Sheets

                                                     (in thousands)

                                                         Assets


                                                                                                March 31,          December 31,
                                                                                                  1997                 1996
                                                                                                ---------            ---------
                                                                                               (Unaudited)           (Audited)
Current assets:
    Cash and cash equivalents ............................................................      $   6,002            $   5,637
    Receivables, net of allowance for doubtful accounts of $2,323
       and $2,256 at March 31, 1997 and December 31, 1996 ................................         79,028               74,118
    Receivables from insurance companies .................................................          5,326                7,425
    Income taxes receivable ..............................................................          2,804                2,804
    Materials and supplies ...............................................................         21,504               17,530
    Deferred income taxes ................................................................          1,475                1,475
    Other current assets .................................................................          2,513                2,641
                                                                                                ---------            ---------
       Total current assets ..............................................................        118,652              111,630

Investment in affiliates .................................................................        126,101              114,652

Properties:
    Roadway and structures ...............................................................        524,994              438,101
    Equipment ............................................................................        102,666               90,683
                                                                                                ---------            ---------
       Total properties ..................................................................        627,660              528,784
    Less accumulated depreciation ........................................................        (67,924)             (63,791)
                                                                                                ---------            ---------
       Net properties ....................................................................        559,736              464,993
                                                                                                ---------            ---------

    Total assets .........................................................................      $ 804,489            $ 691,275
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


                              WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                               Consolidated Balance Sheets

                                          (in thousands, except share amounts)

                                          Liabilities and Stockholders' Equity


                                                                                                March 31,          December 31,
                                                                                                  1997                 1996
                                                                                                ---------            ---------
                                                                                               (Unaudited)           (Audited)
Current liabilities:
    Short-term debt ........................................................................    $     979            $     731
    Accounts payable .......................................................................       43,394               44,428
    Accrued expenses .......................................................................       85,499               74,442
    Accrued disputed switching charges and associated interest .............................       19,271               19,271
    Interest payable .......................................................................        1,312                  731
                                                                                                ---------            ---------
       Total current liabilities ...........................................................      150,455              139,603

Long-term debt .............................................................................      247,164              164,303

Other liabilities ..........................................................................        4,497                4,028

Deferred income taxes ......................................................................       78,057               73,244

Deferred income ............................................................................       10,671               10,951
                                                                                                ---------            ---------

       Total liabilities ...................................................................      490,844              392,129

Stockholders' equity:
    Preferred stock, par value $1.00; authorized 1,000,000
       shares; none issued or outstanding ..................................................          --                   --
    Common stock, par value $0.01; authorized 150,000,000 shares;
       issued and outstanding, 50,832,679 shares at March 31, 1997
       and 50,778,867 shares at December 31, 1996 ..........................................          508                  508
    Paid in capital ........................................................................      109,122              108,405
    Cumulative translation adjustment ......................................................       10,160               14,012
    Retained earnings ......................................................................      193,855              176,221
                                                                                                ---------            ---------
       Total stockholders' equity ..........................................................      313,645              299,146
                                                                                                ---------            ---------

       Total liabilities and stockholders' equity ..........................................    $ 804,489            $ 691,275
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


                              WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                            Consolidated Statements of Income

                                        (in thousands, except per share amounts)

                                                       (Unaudited)


                                                                                                    For the Quarter Ended
                                                                                                           March 31,
                                                                                                ------------------------------
                                                                                                  1997                 1996
                                                                                                ---------            ---------
Operating revenues.........................................................................     $  80,261            $  65,365

Operating expenses:
     Roadway and structures................................................................        12,269                9,933
     Equipment    .........................................................................        19,141               18,452
     Transportation........................................................................        25,015               24,606
     General and administrative............................................................         8,751                7,622
                                                                                                ---------            ---------
         Operating expenses................................................................        65,176               60,613
                                                                                                ---------            ---------

Income from operations.....................................................................        15,085                4,752

Other income (expense):
     Interest expense......................................................................        (3,179)              (2,043)
     Other, net   .........................................................................           278                  592
                                                                                                ---------            ---------
         Total other income (expense), net.................................................        (2,901)              (1,451)
                                                                                                ---------            ---------

Income before income taxes and equity in net income of affiliates..........................        12,184                3,301

Provision for income taxes.................................................................         4,823                1,307
                                                                                                ---------            ---------

Income before equity in net income of affiliates...........................................         7,361                1,994

Equity in net income of affiliates.........................................................        10,273                6,072
                                                                                                ---------            ---------

Net income.................................................................................     $  17,634            $   8,066
                                                                                                =========            =========

Earnings per common share outstanding......................................................     $     .35            $     .16
                                                                                                =========            =========

Average common shares outstanding..........................................................        50,803               50,521
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



                              WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                          Consolidated Statements of Cash Flows

                                                     (in thousands)

                                                       (Unaudited)
                                                                                                    For the Quarter Ended
                                                                                                           March 31,
                                                                                                ------------------------------
                                                                                                  1997                 1996
                                                                                                ---------            ---------
Cash flows from operating activities:
     Net income   ..........................................................................    $  17,634            $   8,066
     Reconciliation of net income to net cash
         provided by operating activities:
         Depreciation and amortization......................................................        4,035                3,099
         Deferred income taxes..............................................................        4,813                  361
         Equity in net income of affiliates.................................................      (10,273)              (6,072)
         Gains on property sales............................................................         (179)                (283)
         Net amortization of deferred gain on sale-leaseback of equipment...................         (280)                (285)
         Changes in working capital:
              Accounts receivable...........................................................       (4,910)              (8,045)
              Receivables from insurance companies..........................................        2,099              (25,000)
              Note receivable...............................................................          --                13,213
              Materials and supplies........................................................       (3,974)              (1,121)
              Other current assets, excluding deferred income taxes.........................            2                 (186)
              Accrued derailment claims.....................................................         (812)              22,955
              Current liabilities...........................................................       11,416               (2,675)
         Other, net.........................................................................          469                  (17)
                                                                                                ---------            ---------
     Net cash provided by operating activities..............................................       20,040                4,010
                                                                                                ---------            ---------

Cash flows from investing activities:
     Property acquisition...................................................................      (88,282)                 --
     Property additions.....................................................................      (11,028)              (9,467)
     Property sales and other transactions..................................................          837                  449
     Investments in affiliate...............................................................       (8,402)             (30,676)
     Dividend from affiliate................................................................        3,374                  --
                                                                                                ---------            ---------
     Net cash used for investing activities.................................................     (103,501)             (39,694)
                                                                                                ---------            ---------

Cash flows from financing activities:
     Long-term debt issued..................................................................       83,109               33,282
     Issuance of common stock under stock option plans......................................          717                1,326
                                                                                                ---------            ---------
     Net cash provided by financing activities..............................................       83,826               34,608
                                                                                                ---------            ---------

     Net increase (decrease) in cash and cash equivalents...................................          365               (1,076)
     Cash and cash equivalents, beginning of period.........................................        5,637                5,303
                                                                                                ---------            ---------
     Cash and cash equivalents, end of period...............................................    $   6,002            $   4,227
                                                                                                =========            =========

Supplemental cash flow information: Cash paid during the period for:
         Interest ..........................................................................    $   2,786            $   1,768
         Income taxes.......................................................................           10                   46


                               The accompanying notes to consolidated financial statements are an integral part of these financial statements.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                 March 31, 1997


Basis of Presentation

     The consolidated financial statements presented herein include the results of operations of Wisconsin Central Transportation Corporation ("WCTC") and its wholly owned subsidiaries, Wisconsin Central Ltd. ("WCL"), Fox Valley & Western Ltd. ("FV&W"), WCL Railcars, Inc., Sault Ste. Marie Bridge Company ("SSM"), Wisconsin Central International, Inc. ("WCI"), WC Canada Holdings, Inc. and Algoma Central Railway Inc. ("ACRI"). WCTC, through WCI, also holds a 23% equity interest in Tranz Rail Holdings Limited ("Tranz Rail"), which operates a nationwide railway in New Zealand, and a 34% equity interest in English Welsh and Scottish Railway Holdings Limited ("EW&S"), whose subsidiaries operate railways in Great Britain. WCTC and its subsidiaries are hereinafter referred to as the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 1996. In the opinion of management, the information provided in these statements reflects all adjustments necessary to present fairly such information. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation. Included in these amounts were $1,465,000 and $337,000, which were reclassified to operating revenues from non-operating income for the quarters ended March 31, 1997 and 1996, respectively.

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

Duck Creek North Acquisition

     On January 27, 1997, SSM completed the purchase of 207 route miles of railroad track and trackage rights in Wisconsin and the Upper Peninsula of Michigan from the Union Pacific Railroad Company. The rail lines, commonly known as the "Duck Creek North" lines, extend from North Green Bay, Wisconsin to

Ishpeming, Michigan; from Powers to Antoine, Michigan; from Quinnesec, Michigan to Niagara, Wisconsin; and from Cascade to Palmer, Michigan. Freight shipments over the lines consist of materials for the paper industry and high volumes of iron ore used in steel-making which are shipped from the Marquette ore range to Escanaba, Michigan for transloading to vessels. The rail lines, together with contiguous property and associated facilities, were purchased for approximately $85.0 million of cash plus provisions for labor protection and other reserves of $2.6 million and deferred acquisition costs of $0.7 million. The purchase was funded through borrowings under existing revolving credit facilities. This acquisition is referred to herein as the "Duck Creek North Acquisition".

Safety Compliance Agreement with FRA

     On February 7, 1997, WCL and FV&W entered into a voluntary cooperative Safety Compliance Agreement with the Federal Railroad Administration ("FRA") pursuant to the Safety Assurance and Compliance Program ("SACP"). The SACP is a program, initiated by the FRA in March of 1995, to permit railroads and the FRA to develop and monitor agreed upon programs to improve safety conditions on a systematic basis throughout a railroad. The SACP will focus on improving track conditions, inspection procedures and training for railroad employees. The Company expects that, although the SACP will result in increased short-term capital expenditures and operating expenses, it will realize long-term benefits from these costs.

English Welsh & Scottish Railway Holdings Limited

     WCI had invested approximately $45.0 million in EW&S for a 31% ownership interest as of December 31, 1996. The Company has been granted performance-based options to acquire additional shares in EW&S to compensate it for its leadership of the consortium, and has entered into a management service agreement with EW&S, under which the Company earned compensation of $0.8 million in the first quarter of 1997. On February 21, 1997, the Company invested an additional $8.4 million to exercise a portion of these options, increasing its equity ownership position from approximately 31% to approximately 34%. In addition, EW&S has issued options to certain of its officers and directors, and warrants to the investment banking firm that facilitated the acquisition of EW&S. Assuming that all options and warrants are exercised, the Company's equity interest in EW&S will be approximately 34%.

BOCT Arbitration

     On June 10, 1996, an arbitration panel ruled against the Company in a dispute with the Baltimore and Ohio Chicago Terminal Railroad Company ("BOCT") regarding intermediate switching and car hire reclaim charges allegedly incurred from July 1988 through February 1993. The arbitration panel awarded BOCT $16.8 million plus $2.5 million of interest. Based upon the arbitration panel's ruling, the Company recorded pretax provisions of $15.8 million in the second quarter of 1996, representing amounts awarded in excess of previously recorded accruals. The litigation between BOCT and the Company continues. The U.S. District Court has affirmed the arbitration award and also authorized WCL to pursue the defenses that were not subject to arbitration, including claims to be brought before the Surface Transportation Board.

Waukesha Environmental Matter

     On April 2, 1996, WCL received a request for documents from the U.S. Department of Justice ("DOJ") relating to the demolition of a foundry and roundhouse on the Company's property in Waukesha, Wisconsin, performed by contractors for WCL in 1993. A request for additional documents was received on November 21, 1996. WCL has complied with the requests. Previously, in March 1994, WCL had received a notice of violation of the Clean Air Act (the "Act") and the National Emission Standard for Asbestos (the "Asbestos NESHAP") promulgated thereunder from the U.S. Environmental Protection Agency ("USEPA") in
                                       -6-
connection with the demolition. The USEPA held a conference with WCL on April 11, 1994 to discuss the notice prior to a determination of any enforcement action to be taken under section 113 of the Act. If the DOJ or the USEPA determines that an action should be brought against the Company, the Company will vigorously defend itself. If it were to be determined that WCL violated the Asbestos NESHAP, WCL could be subject to criminal prosecution with fines of up to $500 thousand per violation or civil enforcement with fines of up to $25 thousand per day for each violation.

Weyauwega Accident

     On March 4, 1996, the Company had a derailment in Weyauwega, Wisconsin involving thirty-five cars, fourteen of which contained propane or liquified petroleum gas and two of which contained sodium hydroxide solution. The total cost for the derailment is currently estimated at $27.0 million. The Company believes that its insurance policies will cover substantially all these costs, in excess of the $2.5 million of deductibles, due to the derailment. Through March 31, 1997, the Company had funded $26.1 million in costs incurred as a result of this derailment and received $19.2 million in reimbursements from insurance companies. The Company's Consolidated Balance Sheet includes an insurance receivable of $5.3 million as of March 31, 1997. During the first quarter of 1996, the Company recorded a pretax provision of $2.5 million for the combined deductibles under its property damage and liability insurance policies. The Company has been successful in resolving the vast majority of claims directly with the claimants. Through March 31, 1997, approximately 98% of affected residents and 97% of affected businesses had resolved their claims against the Company. A complaint was filed against the Company on March 26, 1996 by nine individuals seeking to represent the class of persons who suffered damages as a result of this derailment. The complaint seeks punitive and treble damages. Any punitive damages and treble damages may not be covered by the Company's insurance. The Company does not believe there is any basis for an award of such damages. On July 9, 1996, the court declined to certify a class action lawsuit against the Company. The court did, however, indicate it would appoint a guardian ad litem to review all settlements made on behalf of affected minors and would notify all claimants who had not settled their claims of the existence of the action so that these claimants would have the option of joining the lawsuit should they desire. Since that date, the court has decided not to appoint a guardian ad litem. All potential claimants were notified, and thirteen families and two businesses joined the lawsuit which is in discovery phase. In addition, one business has filed a separate suit for damages in the District Court of Waupaca County. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company's financial position.

National Mediation Board Notification

     WCL has been notified by the National Mediation Board that it has received applications filed on behalf of the Brotherhood of Locomotive Engineers and the United Transportation Union to conduct a representation election for locomotive engineers and conductors. The election would cover all United States operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included herein.

Results of Operations: First Quarter 1997 Compared to First Quarter 1996

     The Company's net income for the quarter ended March 31, 1997 was $17.6 million compared to $8.1 million for the same period in 1996. The first quarter of 1996 was affected by the Weyauwega derailment discussed in the Notes to Consolidated Financial Statements.

     Operating revenues. Operating revenues during the quarter ended March 31, 1997 were $80.3 million compared with $65.4 million for the same period in 1996, an increase of 23%. Gross revenues for the quarter ended March 31, 1997 increased in 14 of 15 commodity groups, compared with the same period in 1996. Traffic volume, as measured by carloads handled (including as a carload each loaded trailer or container), for the quarter ended March 31, 1997 approximated 137,500 carloads compared with approximately 114,800 carloads in 1996.

     The metallic ore business added by the Duck Creek North lines, which were acquired January 27, 1997, contributed to the Company's overall increases in volume and gross revenues. Metallic ore increased by over 9,600 carloads, or 34%, from the same period in 1996. Other large increases in revenues occurred in clay products, woodpulp, sand, stone and minerals, steel, and intermodal.

     Volume and gross revenues for clay products increased by 22% and 35%, respectively, due primarily to increased demand for raw materials used in the production of roofing materials, as well as increased demand for coating clays used in the paper industry. Woodpulp volume and gross revenues increased by 15% and 30%, respectively, due primarily to increased demand by the paper industry. Volume and gross revenues for sand, stone and minerals increased by 39% and 26%, respectively, due primarily to increased demand for both construction aggregates and cement. In addition, the Duck Creek North lines have contributed to an increase in shipments of limestone. Volume and gross revenues for steel increased by 15% and 21%, respectively, due to increased demand from a major customer of ACRI. Intermodal volume and gross revenues increased by 54% and 70%, respectively, due to the new joint rate intermodal service which the Company together with Canadian National Railway began on April 1, 1996.

     Also contributing to operating revenues during the quarter ended March 31, 1997 was an increase in management fees from affiliates of $0.6 million. In addition, operating revenues during the first quarter of 1997 included rental income of $0.5 million from Metra, the commuter rail system for Northeastern Illinois, which commenced operations of a commuter service on the Company's tracks between Chicago and Antioch, Illinois in August 1996.

     Operating expenses. Operating expenses for the first quarter of 1997 were $65.2 million, $4.6 million or 8% higher than last year. Increases in labor, equipment rents, fuel and depreciation were primarily caused by increased traffic levels, the cooperative SACP agreement entered into with the FRA as discussed in the Notes to Consolidated Financial Statements, and the additional operations of the Duck Creek North lines. The first quarter of 1996 included the effects of the Weyauwega derailment as discussed in the Notes to Consolidated Financial Statements. The Company's operating ratio (operating expenses as a percentage of operating revenues) was 81.2% in the first quarter of 1997, compared to 92.7% in the first quarter of 1996.

     Labor expense increased by $1.8 million or 7% in the first quarter of 1997 as compared to the same period in 1996 primarily due to a 2% increase in the work force and an average 3.5% increase in wages and salaries granted to employees at the beginning of the year, as well as a decrease in the amount of labor related to infrastructure projects billable to others in the first quarter of 1997 compared to the same period in 1996. Net equipment rent expense increased by $1.0 million or 13% primarily due to increased car hire costs as a result of overall increases in traffic congestion in the Company's operating territory. Fuel expense increased by $0.7 million or 13% in the first quarter of 1997 as compared with the same period of 1996 primarily as a result of a 14% increase in fuel prices. Depreciation increased by $0.9 million or 31% primarily due to the addition of the Duck Creek North lines.

     Interest expense and income taxes. Interest expense increased $1.1 million in the first quarter of 1997 to $3.2 million, primarily due to the increased borrowings to finance the acquisition of the Duck Creek North lines discussed in the Notes to Consolidated Financial Statements.

     The income tax provision for the first quarter of 1997 was $4.8 million, an increase of $3.5 million from the first quarter of 1996, due to an increase in pre-tax income.

     Equity in net income of affiliates. The Company's 1997 first quarter results included equity in net income of its affiliates of $10.3 million as compared to $6.1 million for the same period of 1996. The Company's equity in the net income of Tranz Rail for the first quarter of 1997 was $3.2 million, versus $2.9 million in the same quarter a year ago. The Company received its first dividend in March 1997 from Tranz Rail in the amount of $3.4 million. The Company's equity in the net income of EW&S for the first quarter of 1997 was $7.1 million versus $3.2 million in the same quarter a year ago. EW&S's contribution to the first quarter of 1996 included less than a full quarter of results for the three trainload freight companies which were acquired from British Rail on February 24, 1996. On February 21, 1997, the Company invested an additional $8.4 million in EW&S, increasing its equity ownership position from approximately 31% to approximately 34%.

Financial Condition:  March 31, 1997 Compared to December 31, 1996

     The Company generated cash in the amount of $24.3 million during the first three months of 1997 from operations, the cash dividend received from Tranz Rail and the sale of assets and $83.8 million from financing activities. These resources, as well as cash on hand, were used to finance the Company's acquisition of the Duck Creek North lines of $88.3 million, the additional investment in EW&S of $8.4 million and other capital-related expenditures of $11.0 million. The Company expects that the SACP agreement entered into with the FRA as discussed in the Notes to Consolidated Financial Statements will result in an increase in its 1997 roadway and structures capital expenditures.

     The Company had $248.1 million of total debt outstanding at March 31, 1997, which constituted 44.2% of its total capitalization, compared to 35.6% at December 31, 1996. At March 31, 1997, the Company's aggregate unused borrowing availability under its loan facilities totaled $97.5 million.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The exhibits set forth on the accompanying Index to Exhibits are filed as part of this report.

     The Company filed a report on Form 8-K dated January 27, 1997, reporting the acquisition of the Duck Creek North lines from the Union Pacific Railroad Company as indicated in the enclosed Notes to Consolidated Financial Statements under "Duck Creek North Acquisition.".

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


                                             WISCONSIN CENTRAL TRANSPORTATION
                                             CORPORATION


Date:  May 14, 1997                          By:  /s/   Walter C. Kelly
                                                -----------------------
                                                        Walter C. Kelly
                                                        Vice President, Finance


Date:  May 14, 1997                          By:  /s/   Walter C. Kelly
                                                -----------------------
                                                        Walter C. Kelly
                                                        Chief Accounting Officer

                                INDEX TO EXHIBITS


                                                                    Sequentially
                                                                      Numbered
Exhibit No.                        Description                          Page
-----------                        -----------                          ----


    11                    Statement re Computation of
                          Per Share Earnings                             15


    27                    Financial Data Schedule                        16