Form 10-Q
period 1997-06-30
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 1997-08-13
CIK 874213

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   -------------------------------------------


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1997
                                                 -------------

                         Commission File Number 0-19150
                                                -------




                  WISCONSIN CENTRAL TRANSPORTATION CORPORATION
                  --------------------------------------------

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

Indicate the number of shares outstanding of the
Issuer's common stock as of July 31, 1997:                     50,974,679 shares

================================================================================

                  WISCONSIN CENTRAL TRANSPORTATION CORPORATION

                                    FORM 10-Q

                           Quarter Ended June 30, 1997



CONTENTS                                                                    PAGE

Part I -  Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets.................................    1

               Consolidated Statements of Income...........................    3

               Consolidated Statements of Cash Flows.......................    4

               Notes to Consolidated Financial Statements..................    5

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............    8


Part II - Other Information

      Item 4.  Submission of Matters to a Vote of Security Holders.........   12

      Item 6.  Exhibits and Reports on Form 8-K............................   12

Signatures.................................................................   13

Index to Exhibits..........................................................   14

                                              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                              WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                               Consolidated Balance Sheets

                                                      (in thousands)

                                                          Assets


                                                                                                      June 30,          December 31,
                                                                                                        1997                1996
                                                                                                     ---------            ---------
                                                                                                    (Unaudited)           (Audited)
Current assets:
    Cash and cash equivalents ............................................................           $   4,512            $   5,637
    Receivables, net of allowance for doubtful accounts of $1,195
       and $2,256 at June 30, 1997 and December 31, 1996 .................................              79,937               74,118
    Receivables from insurance companies .................................................               4,482                7,425
    Income taxes receivable ..............................................................               1,156                2,804
    Materials and supplies ...............................................................              28,735               17,530
    Deferred income taxes ................................................................               1,050                1,475
    Other current assets .................................................................               2,497                2,641
                                                                                                     ---------            ---------
       Total current assets ..............................................................             122,369              111,630

Investment in affiliates .................................................................             136,542              114,652

Properties:
    Roadway and structures ...............................................................             553,807              438,101
    Equipment ............................................................................             102,186               90,683
                                                                                                     ---------            ---------
       Total properties ..................................................................             655,993              528,784
    Less accumulated depreciation ........................................................             (72,264)             (63,791)
                                                                                                     ---------            ---------
       Net properties ....................................................................             583,729              464,993
                                                                                                     ---------            ---------

       Total assets ......................................................................           $ 842,640            $ 691,275
                                                                                                     =========            =========


                              The accompanying notes to consolidated financial statements are an integral part of these financial statements



                              WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                               Consolidated Balance Sheets

                                           (in thousands, except share amounts)

                                           Liabilities and Stockholders' Equity


                                                                                                       June 30,         December 31,
                                                                                                         1997                 1996
                                                                                                       --------             --------
                                                                                                     (Unaudited)           (Audited)
Current liabilities:
    Short-term debt ......................................................................             $  1,039             $    731
    Accounts payable .....................................................................               49,916               44,428
    Accrued expenses .....................................................................               84,091               74,442
    Accrued disputed switching charges and associated interest ...........................               19,271               19,271
    Interest payable .....................................................................                2,535                  731
                                                                                                       --------             --------
       Total current liabilities .........................................................              156,852              139,603

Long-term debt ...........................................................................              252,363              164,303

Other liabilities ........................................................................                4,411                4,028

Deferred income taxes ....................................................................               83,006               73,244

Deferred income ..........................................................................               10,391               10,951
                                                                                                       --------             --------

       Total liabilities .................................................................              507,023              392,129

Stockholders' equity:
    Preferred stock, par value $1.00; authorized 1,000,000
       shares; none issued or outstanding ................................................                 --                   --
    Common stock, par value $0.01; authorized 150,000,000 shares;
       issued and outstanding, 50,892,229 shares at June 30, 1997
       and 50,778,867 shares at December 31, 1996 ........................................                  509                  508
    Paid in capital ......................................................................              109,907              108,405
    Cumulative translation adjustment ....................................................               10,665               14,012
    Retained earnings ....................................................................              214,536              176,221
                                                                                                       --------             --------
       Total stockholders' equity ........................................................              335,617              299,146
                                                                                                       --------             --------

       Total liabilities and stockholders' equity ........................................             $842,640             $691,275
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



                              WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                            Consolidated Statements of Income

                                         (in thousands, except per share amounts)

                                                       (Unaudited)


                                                                             For the Quarter Ended           For the Six Months
                                                                                    June 30,                    Ended June 30,
                                                                            -----------------------       -------------------------
                                                                               1997          1996           1997            1996
                                                                            ---------      --------       ---------      ----------
Operating revenues:
     Operating revenues before disputed
         switching charges ..................................               $  84,993      $ 70,064       $  165,254     $  135,429
     Disputed switching charges .............................                     ---       (13,278)             ---        (13,278)
                                                                            ---------      --------       ----------     ----------
         Operating revenues .................................                  84,993        56,786          165,254        122,151

Operating expenses:
     Roadway and structures .................................                  10,562         9,263           22,831         19,196
     Equipment ..............................................                  17,206        15,613           36,347         34,065
     Transportation .........................................                  26,506        21,378           51,521         45,984
     General and administrative .............................                   9,572         8,380           18,323         16,002
                                                                            ---------      --------       ----------     ----------
         Operating expenses .................................                  63,846        54,634          129,022        115,247
                                                                            ---------      --------       ----------     ----------

Income from operations ......................................                  21,147         2,152           36,232          6,904

Other income (expense):
     Interest on disputed switching charges .................                     ---        (2,493)             ---         (2,493)
     Other interest expense .................................                  (3,673)       (2,337)          (6,852)        (4,380)
     Other, net .............................................                     317           407              595            999
                                                                            ---------      --------       ----------     ----------
         Total other income (expense), net ..................                  (3,356)       (4,423)          (6,257)        (5,874)
                                                                            ---------      --------       ----------     ----------

Income (loss) before income taxes and
     equity in net income of affiliates .....................                  17,791        (2,271)          29,975          1,030

Provision (credit) for income taxes .........................                   7,047          (899)          11,870            408
                                                                            ---------      --------       ----------     ----------

Income (loss) before equity in
     net income of affiliates ...............................                  10,744        (1,372)          18,105            622

Equity in net income of affiliates ..........................                   9,937         8,900           20,210         14,972
                                                                            ---------      --------       ----------     ----------

Net income ..................................................               $  20,681      $  7,528       $   38,315     $   15,594
                                                                            =========      ========       ==========     ==========

Earnings per common share outstanding .......................               $    0.41      $   0.15       $     0.75     $     0.31
                                                                            =========      ========       ==========     ==========

Average common shares outstanding ...........................                  50,858        50,582           50,830         50,551
                                                                            =========      ========       ==========     ==========


                              The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                              WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                           Consolidated Statements of Cash Flows

                                                      (in thousands)

                                                        (Unaudited)
                                                                                                         For the Six Months Ended
                                                                                                                 June 30,
                                                                                                      -----------------------------
                                                                                                         1997                1996
                                                                                                      ---------           ---------
Cash flows from operating activities:
     Net income ............................................................................          $  38,315           $  15,594
     Reconciliation of net income to net cash
         provided by operating activities:
         Depreciation and amortization .....................................................              8,509               6,386
         Deferred income taxes .............................................................             11,835                 318
         Equity in net income of affiliates ................................................            (20,210)            (14,972)
         Gains on property sales ...........................................................               (301)               (533)
         Net amortization of deferred gain on sale-leaseback of equipment ..................               (560)               (895)
         Changes in working capital:
              Accounts receivable ..........................................................             (5,819)            (21,259)
              Receivables from insurance companies .........................................              2,943             (10,672)
              Note receivable ..............................................................               --                13,213
              Materials and supplies .......................................................            (11,205)             (2,900)
              Other current assets, excluding deferred income taxes ........................               (113)                230
              Accrued derailment claims ....................................................             (1,143)              6,910
              Accrued disputed switching charges ...........................................               --                16,778
              Interest payable on disputed switching charges ...............................               --                 2,493
              Current liabilities ..........................................................             18,084               5,062
         Other, net ........................................................................                383                 (69)
                                                                                                      ---------           ---------
     Net cash provided by operating activities .............................................             40,718              15,684
                                                                                                      ---------           ---------

Cash flows from investing activities:
     Property acquisition ..................................................................            (91,707)               --
     Property additions ....................................................................            (36,647)            (25,602)
     Property sales and other transactions .................................................              2,457               1,328
     Investment in affiliates ..............................................................             (8,401)            (30,676)
     Dividend from affiliate ...............................................................              3,374                --
     Deferred costs ........................................................................               (790)                 (1)
                                                                                                      ---------           ---------
     Net cash used for investing activities ................................................           (131,714)            (54,951)
                                                                                                      ---------           ---------

Cash flows from financing activities:
     Long-term debt issued .................................................................             88,368              40,919
     Issuance of common stock under stock option plans .....................................              1,503               1,939
                                                                                                      ---------           ---------
     Net cash provided by financing activities .............................................             89,871              42,858
                                                                                                      ---------           ---------

     Net (decrease) increase in cash and cash equivalents ..................................             (1,125)              3,591
     Cash and cash equivalents, beginning of period ........................................              5,637               5,303
                                                                                                      ---------           ---------
     Cash and cash equivalents, end of period ..............................................          $   4,512           $   8,894
                                                                                                      =========           =========

Supplemental cash flow information: Cash paid (received) during the period for:
         Interest ..........................................................................          $   5,423           $   4,491
         Income taxes ......................................................................                 35                (810)

                              The accompanying notes to consolidated financial statements are an integral part of these financial statements.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                  June 30, 1997


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

Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation. Included in these amounts were $783,000 and $582,000, which were reclassified to operating revenues from non-operating income for the quarters ended June 30, 1997 and 1996, respectively, and $1,745,000 and $919,000 which were so reclassified for the six months ended June 30, 1997 and 1996, respectively.

Duck Creek North Acquisition

     On January 27, 1997, SSM completed the purchase of 207 route miles of railroad track and trackage rights in Wisconsin and the Upper Peninsula of Michigan from the Union Pacific Railroad Company ("UP"). The rail lines, commonly known as the "Duck Creek North" lines, extend from North Green Bay, Wisconsin to Ishpeming, Michigan; from Powers to Antoine, Michigan; from Quinnesec, Michigan to Niagara, Wisconsin; and from Cascade to Palmer, Michigan. Freight shipments over the lines consist of materials for the paper industry and high volumes of iron ore used in steel-making which are shipped from the Marquette ore range to Escanaba, Michigan for transloading to vessels. The rail lines, together with contiguous property and associated facilities, were purchased for approximately $85.0 million of cash plus provisions for labor protection and other reserves of $2.8 million and deferred acquisition costs of $0.8 million. The purchase was funded through borrowings under existing revolving credit facilities. This acquisition is referred to herein as the "Duck Creek North Acquisition".

     On January 6, 1997, two shippers on the lines, Inland Steel Company and LTV Steel Company, Inc., filed a petition with the Surface Transportation Board ("STB") seeking to stay the transaction and seeking imposition of protective conditions. The STB denied the stay, finding a failure to demonstrate a likelihood of success on the merits of protective conditions. On January 28, 1997, the United Transportation Union also filed a petition seeking imposition of labor protective conditions. Both petitions remain pending at the STB. The Company does not believe the outcome of either petition will have a material impact on the Duck Creek North acquisition.

Safety Compliance Agreement with FRA

     On February 7, 1997, WCL and FV&W entered into a voluntary cooperative Safety Compliance Agreement with the Federal Railroad Administration ("FRA") pursuant to the Safety Assurance and Compliance Program ("SACP"). The SACP is a program, initiated by the FRA in March of 1995, to permit railroads and the FRA to develop and monitor agreed upon programs to improve safety conditions on a systematic basis throughout a railroad. The SACP will focus on improving track conditions, inspection procedures and training for railroad employees. The Company expects that the SACP will result in increased capital expenditures that will result in improved safety and increased utility of its track. The Company also expects certain operating expenses to increase while the track improvements are made.

English Welsh & Scottish Railway Holdings Limited

     WCI had invested approximately $45.0 million in EW&S for a 31% ownership interest as of December 31, 1996. The Company has been granted performance-based options to acquire additional shares in EW&S to compensate it for its leadership of the acquisition consortium, and has entered into a management service agreement with EW&S, under which the Company earned compensation of $0.4 million in the second quarter of 1997. On February 21, 1997, the Company invested an additional $8.4 million to exercise a portion of these options, increasing its equity ownership position to approximately 34%. In addition, EW&S has issued options to certain of its officers and directors, and warrants to the investment banking firm that facilitated the acquisition of EW&S. Assuming that all options and warrants are exercised, the Company's equity interest in EW&S will be approximately 34%.

Wausau/Hayward Acquisition

     On May 31, 1997, WCL began operations over 18 route miles of rail lines serving Wausau and Hayward, Wisconsin. WCL acquired the track from the UP for $3.9 million, subject to certain final adjustments. The transaction was approved on April 17, 1997 by the U.S. Surface Transportation Board. The Wausau trackage extends ten miles from Wausau to Kelly, Wisconsin, plus a two-mile branch line from Kelly to Schofield. The Hayward line extends six miles from Hayward to Hayward Junction, connecting with WCL's main line between Chicago and Superior, Wisconsin. The two line segments serve ten principal customers with principal commodities which include roofing granules, paper products, steel, lumber and building materials from Wausau and oriented board and wood chips from Hayward.

BOCT Arbitration

     On June 4, 1993, WCL was served with a complaint filed by the Baltimore and Ohio Chicago Terminal Railroad Company ("BOCT") in the United States District Court for the Northern District of Illinois, Eastern Division. In its complaint, the BOCT claimed that WCL owed BOCT for intermediate switching and car hire reclaim charges allegedly incurred from July 1988 through February 1993. Arbitration hearings were held in Chicago from October 24, 1995 to November 9, 1995. On June 10, 1996, the arbitration panel ruled in favor of BOCT. The arbitration panel's ruling, as supplemented, awarded BOCT $16.8 million of disputed switching and car hire reclaim charges, and $2.5 million of interest relating to such charges. Based upon the arbitration panel's ruling, the Company recorded pretax provisions of $15.8 million in 1996, representing amounts awarded in excess of previously recorded accruals. Additional interest through June 30, 1997 of $836,000 has been accrued on the unpaid award amount and is included in other interest expense in the consolidated statement of income.

     The litigation between BOCT and the Company continues. The U.S. District Court has affirmed the arbitration award and also authorized WCL to pursue the defenses that were not subject to arbitration, including claims to be brought before the STB. In April 1997, the Company filed papers with the STB contesting substantially all switching charges. The Company expects to appeal parts of the District Court order once it becomes final.

Waukesha Environmental Matter

     On April 2, 1996, WCL received a request for documents from the U.S. Department of Justice ("DOJ") relating to the demolition of a foundry and roundhouse on the Company's property in Waukesha, Wisconsin, performed by contractors for WCL in 1993. A request for additional documents was received on November 21, 1996. WCL has complied with the requests. Previously, in March 1994, WCL had received a notice of violation of the Clean Air Act (the "Act") and the National Emission Standard for Asbestos (the "Asbestos NESHAP") promulgated thereunder from the U.S. Environmental Protection Agency ("USEPA") in connection with the demolition. The USEPA held a conference with WCL on April 11, 1994 to discuss the notice prior to a determination of any enforcement action to be taken under section 113 of the Act. In June of 1997, WCL was notified by the EPA that the DOJ had determined there was no cause to seek criminal prosecution against WCL or any individual employees. The matter has been referred to DOJ's Environmental and Natural Resources Division. If the DOJ or the USEPA determines that a civil action should be brought against the Company, the Company will vigorously defend itself. If it were to be determined that WCL violated the Asbestos NESHAP or the Act, WCL could be subject to fines of up to $25,000 per day for each violation for the Act as well as additional fines for violation of NESHAP.

Weyauwega Accident

     On March 4, 1996, the Company had a derailment in Weyauwega, Wisconsin involving thirty-five cars, fourteen of which contained propane or liquified petroleum gas and two of which contained sodium hydroxide solution. The total cost for the derailment is currently estimated at $27.3 million. The Company believes that its insurance policies will cover substantially all these costs, in excess of the $2.5 million of deductibles, due to the derailment. During the first quarter of 1996, the Company recorded a pretax provision of $2.5 million for the combined deductibles under its property damage and liability insurance policies. Through June 30, 1997, the Company had funded $26.1 million in costs incurred as a result of this derailment and received $20.3 million in reimbursements from insurance companies. The Company's Consolidated Balance Sheet includes an insurance receivable of $4.5 million as of June 30, 1997. A complaint was filed against the Company on March 26, 1996 by nine individuals seeking to represent the class of persons who suffered damages as a result of this derailment. The complaint seeks punitive and treble damages. Any punitive damages and treble damages may not be covered by the Company's insurance. The Company does not believe there is any basis for an award of such damages. All potential claimants were notified of the class action, and thirteen families and two businesses joined the lawsuit which is in discovery phase. In addition, one business has filed a separate suit for damages in the District Court of Waupaca County. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company's financial position.

     On August 8, 1997, the National Transportation Safety Board ("NTSB") released the results of its investigation of the incident, determining that the probable cause of the accident was a switch point rail that broke due to an undetected bolt hole crack that progressed from improper maintenance because the Company had not ensured that the two employees responsible for inspecting the track structure were properly trained. The employees in question were each 20 year railroad veterans who met Federal Railway Administration track inspector qualifications.

Union Representation of Certain Employees

     On July 18, 1997, the National Mediation Board ("NMB") notified WCL, FV&W and SSM that its locomotive engineers and conductors had designated the Brotherhood of Locomotive Engineers ("BLE") and the United Transportation Union ("UTU"), respectively, as their collective bargaining agents. The NMB stated that among engineers, 29.7% voted in favor of the BLE and 21.6% in favor of the UTU. Among conductors, 43.6% voted in favor of the UTU and 17.0% in favor of the BLE. Under the Railway Labor Act, a plurality of votes will elect a union when 50% or more of the employees vote in favor of union representation. The designation of BLE as representative of 273 engineers and the UTU as representative of 289 conductors is the first time unions have been elected to represent employees in the Company's U.S. operations. Engineers and conductors make up approximately 28% of the approximate 2,030 employees in WCTC's U.S. rail operations.


Item 2 - Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included herein.

Results of Operations: Second Quarter 1997 Compared to Second Quarter 1996

     The Company's net income for the quarter ended June 30, 1997 was $20.7 million compared to $7.5 million for the same period in 1996. Second quarter 1996 net income was reduced by $9.5 million, due to the switching charges and interest related to the BOCT arbitration ruling discussed in the Notes to Consolidated Financial Statements.

     Operating revenues. Operating revenues for the second quarter of 1997 were $85.0 million, which was $28.2 million, or 50% higher than the year-ago period. Operating revenues for the second quarter of 1996 were reduced by $13.3 million as a result of the accrual for switching charges awarded in the BOCT arbitration. Gross revenues for the quarter ended June 30, 1997 increased in 13 of 15 commodity groups, compared with the same period in 1996. Traffic volume, as measured by carloads handled (including as a carload each loaded trailer or container), for the quarter ended June 30, 1997 approximated 145,700 carloads compared with approximately 113,100 carloads in 1996.

     The business added by the Duck Creek North lines, which were acquired January 27, 1997, contributed to the Company's overall increases in volume and gross revenues. Metallic ore volume increased by nearly 23,900 carloads, or 152%, from the same period in 1996, primarily as a result of the Duck Creek North acquisition.

     Other large increases in revenues occurred in clay products, woodpulp, lumber, paper, wood fibers and intermodal. Volume and gross revenues for clay products increased by 27% and 40%, respectively, due primarily to increased consumption of coating clays used in the paper industry. Woodpulp volume and gross revenues increased by 10% and 19%, respectively, due primarily to increased demand by the paper industry. Volume and gross revenues for lumber increased by 29% and 28%, respectively, due primarily to increased market share of longer haul eastern Canadian shipments. Volume and gross revenues for paper increased by 11% and 20%, respectively, due primarily to an overall strengthening in the paper market. Volume and gross revenues for wood fibers increased by 8% and 20%, respectively, due primarily to increased demand by the paper industry. Intermodal volume and gross revenues increased by 10% and 22%, respectively, due to increased market share and growth in the joint rate intermodal service which the Company together with Canadian National Railway began on April 1, 1996.

     Operating revenues during the second quarter of 1997 also included rental income of $0.5 million from Metra, the commuter rail system for Northeastern Illinois, which commenced operations of a commuter service on the Company's tracks between Chicago and Antioch, Illinois in August 1996.

     Operating expenses. Operating expenses for the second quarter of 1997 were $63.8 million, $9.2 million or 17% higher than last year. Increases in labor, equipment rents, fuel, materials and depreciation were primarily caused by increased traffic levels and the additional operations of the Duck Creek North lines. The Company's operating ratio (operating expenses as a percentage of operating revenues) was 75.1% in the second quarter of 1997, compared to 78.0% in the second quarter of 1996 before the BOCT switching charges.

     Labor expense increased by $3.0 million or 13% in the second quarter of 1997 as compared to the same period in 1996 primarily due to a 7% increase in the work force and an average 3.5% increase in wages and salaries granted to employees at the beginning of the year, as well as a decrease in the amount of labor related to infrastructure projects billable to others. Net equipment rent expense increased by $1.5 million or 24% primarily due to increased car hire costs as a result of overall increases in traffic and congestion due to track improvement activity in the Company's operating territory. Fuel expense increased by $0.6 million or 11% in the second quarter of 1997 as compared with the same period of 1996 primarily due to the increase in traffic which led to a fuel consumption increase of 14%. Materials expense increased by $1.7 million or 31% primarily due to increased repair costs for freight cars owned by other railroads offset by favorable variances in billings to such railroads as well as the increased trackage and facilities associated with the Duck Creek North acquisition. Depreciation increased by $1.2 million or 37% primarily due to the addition of the Duck Creek North lines.

     Interest expense and income taxes. Interest expense, excluding the interest related to the BOCT arbitration ruling, increased $1.3 million in the second quarter of 1997 to $3.7 million, primarily due to the increased borrowings to finance the Duck Creek North Acquisition.

     The income tax provision for the second quarter of 1997 was $7.0 million, an increase of $7.9 million from the second quarter of 1996, due to the increase in pre-tax income.

     Equity in net income of affiliates. The Company's 1997 second quarter results included equity in net income of its affiliates of $9.9 million as compared to $8.9 million for the same period of 1996. The Company's equity in the net income of Tranz Rail for the second quarter of 1997 was $2.5 million, versus $3.1 million in the same quarter a year ago. The Tranz Rail contribution includes a previously unrecognized tax benefit of $1.8 million partially offset by a $1.4 million after tax provision for employee severance arrangements related to plans to reengineer business processes. The Company's equity in the net income of EW&S for the second quarter of 1997 was $7.5 million versus $5.8 million in the same quarter a year ago.

Results of Operations: First Six Months of 1997 Compared to First Six Months of 1996

     The Company's net income for the six months ended June 30, 1997 was $38.3 million compared with $15.6 million for the same period in 1996. Net income for the first six months of 1996 was reduced by $9.5 million due to the BOCT arbitration award, and $1.5 million due to the March 1996 derailment in Weyauwega, Wisconsin discussed in the Notes to Consolidated Financial Statements.

     Operating revenues. Operating revenues during the six months ended June 30, 1997 were $165.3 million compared with $135.4 million for the same period in 1996 excluding the charges related to the BOCT arbitration ruling, an increase of 22%. Gross revenues for the six months ended June 30, 1997 increased in 14 of 15 commodity groups compared with the same period in 1996. Traffic volume, as measured by carloads handled, for the six months ended June 30, 1997 approximated 283,200 carloads compared with approximately 227,900 carloads in 1996, an increase of 55,300 carloads or approximately 24%.

     Metallic ore volume and gross revenues increased by 77% and 58%, respectively, due primarily to the acquisition of the Duck Creek North lines. Intermodal volume increased by approximately 7,700 carloads or 29% compared to the same period in 1996 primarily due to the new joint rate intermodal service which the Company together with CN started on April 1, 1996.

     Other large increases in WCTC's revenue totals occurred in paper, lumber, clay products and woodpulp. Paper volume and gross revenues increased by 6% and 18%, respectively, from the year ago period, primarily due to an overall strengthening in the paper market. Volume and gross revenues for lumber increased by 18% and 22%, respectively, primarily due to increased market share and higher revenues per carload due to longer hauls. Volume and gross revenues for clay products increased by 24% and 38%, respectively, primarily due to increased demand for raw materials used in the production of roofing materials, as well as increased demand for coating clays used in the paper industry. Volume and gross revenues for woodpulp increased by 12% and 25%, respectively, primarily due to increased demand by the paper industry.

     Also contributing to operating revenues during the six months ended June 30, 1997 was an increase in management fees from affiliates of $0.8 million. In addition, operating revenues during the first six months of 1997 included rental income of $1.0 million from Metra, the commuter rail system for Northeastern Illinois, which commenced operations of a commuter service on the Company's tracks between Chicago and Antioch, Illinois in August 1996.

     Operating expenses. Operating expenses for the first six months of 1997 were $129.0 million compared with $115.2 million for the same period in 1996, an increase of 12%. Increases in labor, fuel, equipment rents, materials and depreciation were primarily caused by increased traffic levels, the cooperative SACP agreement entered into with the FRA as discussed in the Notes to Consolidated Financial Statements, and the additional operations of the Duck Creek North lines. The Company's operating ratio (operating expenses as a percentage of operating revenues) was 78.1% compared to 85.1% in the first six months of 1996 before the BOCT switching charges.

     Labor expense increased by $4.7 million or 10% in the first six months of 1997 as compared to the same period in 1996 primarily due to a 5% increase in the work force to handle the increased traffic and an average 3.5% increase in wages and salaries granted to employees at the beginning of the year. Fuel expense increased by $1.3 million or 12% in the first six months of 1997 as compared with the same period of 1996 primarily due to a 6% increase in fuel prices over 1996 as well as the increase in traffic which led to a 6% increase in fuel consumption. Net equipment rent expense increased by $2.5 million or 18% primarily due to increased car hire costs as a result of overall increases in traffic congestion in the Company's operating territory. Materials expense increased by $2.2 million or 18% in the first six months of 1997 as compared with the same period of 1996 primarily as a result of increased costs associated with maintenance of the Company's car and locomotive fleet. Depreciation increased by $2.1 million or 34% primarily due to the addition of the Duck Creek North lines.

     Interest Expense and Income Taxes. Interest expense, excluding the interest related to the BOCT arbitration ruling, increased $2.5 million in the first six months of 1997 to $6.9 million, primarily due to the increased borrowings to finance the Duck Creek North acquisition.

     The income tax provision for the first six months of 1997 was $11.9 million, an increase of $11.5 million over the first six months of 1996, due to the increase in pre-tax income.

     Equity in net income of affiliates. The Company's 1997 first six months results included equity in net income of its affiliates of $20.2 million as compared to $15.0 million for the same period of 1996. The Company's equity in the net income of Tranz Rail for the first six months of 1997 was $5.7 million, versus $6.1 million in the same period a year ago. The Company received its first dividend in March 1997 from Tranz Rail in the amount of $3.4 million. The Company's equity in the net income of EW&S for the first six months of 1997 was $14.6 million versus $8.9 million in the same period a year ago. EW&S's 1996 contribution included less than a full six months of results for the trainload freight companies which were acquired from British Rail on February 24, 1996. On February 21, 1997, the Company invested an additional $8.4 million in EW&S, increasing its equity ownership position from approximately 31% to approximately 34%.

Financial Condition: June 30, 1997 Compared to December 31, 1996

     The Company generated cash in the amount of $46.5 million during the first six months of 1997 from operations, the cash dividend received from Tranz Rail and the sale of assets and $89.9 million from financing activities. These resources, as well as cash on hand, were used to finance the Company's acquisitions of the Duck Creek North and Wausau/Hayward lines of $92.5 million, the additional investment in EW&S of $8.4 million and other capital-related expenditures of $36.6 million. The Company expects that the SACP agreement entered into with the FRA as discussed in the Notes to Consolidated Financial Statements will result in an increase in its 1997 roadway and structures capital expenditures.

     The Company had $253.4 million of total debt outstanding at June 30, 1997, which constituted 43.0% of its total capitalization, compared to 35.6% at December 31, 1996. At June 30, 1997, the Company's aggregate unused borrowing availability under its loan facilities totaled $92.5 million.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual stockholders' meeting was held on May 15, 1997. At the meeting, Edward A. Burkhardt, Carl Ferenbach, Roland V. McPherson, Thomas F. Power, Jr., Thomas W. Rissman and Robert H. Wheeler were reelected as directors of the Company, and A. Francis Small, who has served as a director since December 1996, was also elected for another term. Votes on election of the directors were as follows:
                                          Votes Against or      Abstentions and
      Nominee            Votes For           Withheld           Broker Non-Votes
----------------        ----------           --------           ----------------
E. A. Burkhardt         47,340,027            277,628                  0
C. Ferenbach            47,338,124            279,531                  0
R. V. McPherson         47,342,545            275,110                  0
T. F. Power, Jr.        47,341,758            275,897                  0
T. W. Rissman           47,337,069            280,586                  0
A. F. Small             47,338,834            278,821                  0
R. H. Wheeler           47,339,550            278,105                  0

     At the meeting a proposal to approve the Company's 1997 Long-Term Incentive Plan passed, with 32,613,911 votes cast for the proposal, 14,928,628 votes cast against the proposal or withheld and 75,116 abstentions and broker non-votes.



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


                                             WISCONSIN CENTRAL TRANSPORTATION
                                             CORPORATION


Date:  August 13, 1997                       By:  /s/   Walter C. Kelly
                                                -----------------------
                                                        Walter C. Kelly
                                                        Vice President, Finance


Date:  August 13, 1997                       By:  /s/   Walter C. Kelly
                                                -----------------------
                                                        Walter C. Kelly
                                                        Chief Accounting Officer

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