Form 10-K/A
period 1996-12-31
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 1997-09-30
CIK 874213

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   -------------------------------------------


                                   FORM 10-K/A


                               Amendment No. 1 to
                  Annual report pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996


                         Commission File Number 0-19150

                        WISCONSIN CENTRAL TRANSPORTATION
                                   CORPORATION
                        --------------------------------

             (Exact name of registrant as specified in its charter)


            Delaware                                       36-3541743
 ------------------------------                      ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)



   6250 North River Road, Suite 9000
          Rosemont, Illinois                                 60018
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


                         Registrant's telephone number,
                       including area code (847) 318-4600



         This Amendment No. 1 amends Registrant's Annual Report on Form
             10-K by adding the consolidated financial statements of
          English Welsh & Scottish Railway Holdings Limited pursuant to
                          Rule 3-09 of Regulation S-X.







================================================================================

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS
                                 AND SCHEDULES



                                                                         PAGE

INDEPENDENT AUDITORS' REPORT.............................................    30*


FINANCIAL STATEMENTS

Consolidated Balance Sheets.............................................. 31-32*
Consolidated Statements of Income........................................    33*
Consolidated Statements of Changes in Stockholders' Equity...............    34*
Consolidated Statements of Cash Flows....................................    35*
Notes to Consolidated Financial Statements............................... 36-50*


FINANCIAL STATEMENTS OF ENGLISH WELSH & SCOTTISH RAILWAY HOLDINGS LIMITED **

Auditor's Report........................................................     A-4
Consolidated Profit and Loss Account....................................     A-5
Consolidated Balance Sheet..............................................   A-6-7
Reconciliation of Movement in Shareholders' Funds.......................     A-8
Consolidated Cash Flow Statement........................................     A-9
Notes to Consolidated Financial Statements.............................. A-10-32


Note*: The page numbers indicated are those under which such information was filed as part of the Company's Report on Form 10-K filed on March 21, 1997. Such information is not being amended by this Report on Form 10-K/A.

Note**: The amounts shown in the English Welsh & Scottish Railway Holdings Limited financial statements are stated in pounds sterling. At March 31, 1997, each pound sterling equaled US $1.6395.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of this Report:


                                                                          PAGE

(a)(1) Financial Statements

       Consolidated Balance Sheets...................................     31-32*
       Consolidated Statements of Income.............................        33*
       Consolidated Statements of Changes in Stockholders' Equity....        34*
       Consolidated Statements of Cash Flows.........................        35*
       Notes to Consolidated Financial Statements....................     36-49*


   (2) Schedules

       Financial Statements of English Welsh & Scottish Railway Holdings Limited **

       Auditor's Report...............................................       A-4
       Consolidated Profit and Loss Account...........................       A-5
       Consolidated Balance Sheet.....................................     A-6-7
       Reconciliation of Movement in Shareholders' Funds..............       A-8
       Consolidated Cash Flow Statement...............................       A-9
       Notes to Consolidated Financial Statements.....................   A-10-32


   (3) Exhibits

       The exhibits set forth in the Index to Exhibits in the Report on Form 10-K filed on March 21, 1997 are not being amended by this Report on Form 10-K/A.


(b)    Reports on Form 8-K filed during the quarter ended December 31, 1996.

       The information provided on the Report on Form 10-K filed on March 21, 1997 is not being amended by this Report on Form 10-K/A.


Note*: The page numbers indicated are those under which such information was filed as part of the Company's Report on Form 10-K filed on March 21, 1997. Such information is not being amended by this Report on Form 10-K/A.

Note**: The amounts shown in the English Welsh & Scottish Railway Holdings Limited financial statements are stated in pounds sterling. At March 31, 1997, each pound sterling equaled US $1.6395.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                WISCONSIN CENTRAL TRANSPORTATION
                                                CORPORATION
                                                (Registrant)

Date: September 29, 1997                        By:  /s/ Walter C. Kelly
                                                   ---------------------
                                                         Walter C. Kelly
                                                         Vice-President, Finance

                          Independent Auditors' Report


To the Board of Directors and Shareholders of English Welsh & Scottish Railway Holdings Limited

We have audited the accompanying consolidated balance sheet of English Welsh & Scottish Railway Holdings Limited and subsidiaries as of 31 March 1997 and the related consolidated profit and loss account, reconciliation of movements in shareholders' funds and consolidated cash flows for the period from the company's incorporation on 16 October 1995 to 31 March 1997. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements.

We conducted our audits in accordance with generally accepted auditing standards in the United Kingdom which are substantially consistent with those in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of English Welsh & Scottish Railway Holdings Limited and subsidiaries as of 31 March 1997 and the results of their operations and their cash flows for the period from the company's incorporation on 16 October 1995 to 31 March 1997 in conformity with generally accepted accounting principles in the United Kingdom.

Generally accepted accounting principles in the United Kingdom vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have effected the results of operations for the period from the company's incorporation on 16 October 1995 to 31 March 1997 and shareholders' equity at 31 March 1997 to the extent summarised in supplemental note 25 to the consolidated financial statements.




KPMG
Chartered Accountants                                                     London
Registered Auditors                                            30 September 1997

Consolidated profit and loss account

for the period ended from 16 October 1995 to 31 March 1997


                                                                        Before
                                                                     Exceptional           Exceptional
                                                                        Items                 Items                Total
                                                     Note                1997                 1997                 1997
                                                     ----            -----------          -----------          -----------
                                                                          '000                 '000                 '000

Turnover                                              2                  609,044                    -              609,044
(acquisitions & continuing operations)

Operating costs                                       3                 (530,851)             (63,010)            (593,861)
(acquisitions and continuing operations)
                                                                        --------             --------             --------
Operating profit
(acquisitions and continuing operations)              4                   78,193              (63,010)              15,183
                                                                        ========             ========

Other interest receivable and similar income                                                                         2,404
Interest payable and similar charges                  7                                                            (20,313)
                                                                                                                  --------

Loss on ordinary activities before taxation           4                                                             (2,726)
Tax on loss on ordinary activities                    8                                                                900
                                                                                                                  --------
Retained loss on ordinary activities after
taxation for the period                                                                                             (1,826)
                                                                                                                  ========


There were no gains or losses other than the loss for the period.

There were no differences between the profit and loss account shown above and that prepared on a historical cost basis.

Consolidated balance sheet

at 31 March 1997

                                                                     Note               1997
                                                                     ----      -----------------------
                                                                                  '000           '000
Fixed assets:
Tangible assets                                                        9                       274,121

Current assets:
Stocks                                                                11          8,969
Debtors due in more than one year                                     12         66,817
Debtors due within one year                                           12         99,055
Cash at bank and in hand                                                         28,096
                                                                               --------

                                                                                202,937

Creditors: amounts falling due within one year                        13       (106,326)
                                                                               --------

Net current assets                                                                              96,611
                                                                                              --------
                                                                                               370,732
Total assets less current liabilities

Creditors: amounts falling due after more than one year               14                      (137,106)
Provisions for liabilities and charges                                15                      (110,068)
Deferred income                                                       16                        (4,352)
                                                                                              --------

Net assets                                                                                     119,206
                                                                                              ========

Capital and reserves
Called up share capital                                               17                        98,603
Share premium reserve                                                 18                         1,187
Capital reserve                                                       18                        21,242
Profit and loss account                                               18                        (1,826)
                                                                                              --------

Equity shareholders' funds                                                                     119,206
                                                                                              ========


These financial statements were approved by the board of directors on 18 July 1997 and were signed on its behalf by:





E A Burkhardt
Chairman

Company balance sheet

at 31 March 1997


                                                                     Note              1997
                                                                     ----     ------------------------
                                                                                  '000           '000
Fixed assets:
Investments                                                           10                        67,062

Current assets:
Debtors                                                               12        110,094
                                                                               --------

                                                                                110,094

Creditors: amounts falling due within one year                        13         (2,786)
                                                                               --------

Net current assets                                                                             107,308
                                                                                              --------

Total assets less current liabilities                                                          174,370


Creditors: amounts falling due after more than one year               14                       (55,164)
                                                                                              --------

Net assets                                                                                     119,206
                                                                                              ========

Capital and reserves
Called up share capital                                               17                        98,603
Share premium reserve                                                 18                         1,187
Revaluation reserve                                                   18                        20,622
Profit and loss account                                                                         (1,206)
                                                                                              --------

Equity shareholders' funds                                                                     119,206
                                                                                              ========


These financial statements were approved by the board of directors on 18 July 1997 and were signed on its behalf by:





E A Burkhardt
Chairman

Reconciliation of movements in shareholders' funds

for the period from 16 October 1995 to 31 March 1997


                                                                                          1997
                                                                              -----------------------------
                                                                                 Group             Company
                                                                              ---------           ---------
                                                                                  '000                '000

Loss for the financial period                                                    (1,826)             (1,206)

New share capital subscribed                                                     98,603              98,603
Share premium arising on new share capital                                        1,187               1,187
Capital reserve arising on acquisition                                           21,242                   -
Revaluation of investment in subsidiaries                                             -              20,622
                                                                               --------            --------

Net addition to shareholders' funds                                             119,206             119,206
Opening shareholders' funds                                                           -                   -
                                                                               --------            --------
Closing shareholders' funds                                                     119,206             119,206
                                                                               ========            ========

Consolidated cash flow statement

for the period from 16 October 1995 to 31 March 1997


                                                                     Note              1997
                                                                     ----     ------------------------
                                                                                  '000           '000

Net cash inflow from operating activities                             21                        74,635

Return on investments and servicing of finance                        22                       (13,646)

Capital expenditure and financial investment                          22                       (28,503)

Acquisitions and disposals                                            22                      (243,847)
                                                                                              --------
                                                                                              (211,361)
Net cash outflow before financing

Financing:
  Issue of ordinary share capital                                                99,790
  Long term loans raised                                                        185,000
  Costs of raising long term loans                                              (11,720)
  Repayment of long term loans                                                  (32,403)
                                                                               --------

Net cash inflow from financing                                        22                       240,667
  Taxation paid                                                                                 (1,210)
                                                                                              --------
Increase in cash and cash equivalents                                 23                        28,096
                                                                                              ========

Notes

(forming part the financial statements)

1      Accounting Policies

       The following accounting policies have been applied consistently in dealing with items which are considered material in relation to the group's financial statements.


       Basis of Preparation

       The financial statements have been prepared in accordance with applicable accounting standards and under the historical cost convention modified to include the revaluation of investments in subsidiaries within the financial statements of the company.


       Basis of consolidation

       The group accounts consolidate the accounts of English Welsh & Scottish Railway Holdings Limited and all its subsidiary undertakings. These accounts are made up to 31 March 1997.

       The   consolidated   accounts   are  based  on  accounts  of   subsidiary
       undertakings, all of which are coterminous with those of the parent company, and on the accounts of the parent company.

       The acquisition method of accounting has been adopted. Under this method, the results of subsidiary and associated undertakings acquired in the period are included in the consolidated profit and loss account from the date of acquisition. Goodwill arising on consolidation has been written off to reserves. Any excess of the aggregate of the fair value of the separate net assets acquired over the fair value of the consideration given (negative goodwill) is credited directly to reserves.

       In the company's accounts, investments in subsidiary undertakings are revalued to reflect the underlying book value of the net assets of the subsidiaries.

       The amount of the loss for the financial period dealt with in the financial statements of English Welsh & Scottish Railway Holdings Limited is disclosed in note 18 to these accounts. The company has taken advantage of section 230(4) of the Companies Act 1985 and has not presented its own profit and loss account.


       Fixed assets and depreciation

       Depreciation is provided by the company to write off the cost less the estimated residual value of tangible fixed assets by equal instalments over their estimated useful economic lives from the time assets come into service as follows:

       -   Freehold buildings                     40 years

       -   Leasehold land and buildings           life of lease

       -   Plant, machinery and equipment         3 to 10 years

       -   Rolling stock                          20 to 50 years

       -   Infrastructure                         10 to 30 years

       No depreciation is provided on freehold land.

Notes continued

1      Accounting Policies continued

       Leases

       Where the group enters into a lease which entails taking substantially all the risks and rewards of ownership of an asset, the lease is treated as a 'finance lease'. The asset is recorded in the balance sheet as a tangible fixed asset and is depreciated over its estimated useful life or the term of the lease, whichever is shorter. Future instalments under such leases, net of finance charges, are included within creditors. Rentals payable are apportioned between the finance element, which is charged to the profit and loss account, and the capital element which reduces the outstanding obligation for future instalments.

       All other leases are accounted for as 'operating leases' and the rental charges are charged to the profit and loss account on a straight line basis over the life of the lease.


       Government grants

       Capital based government grants are included within accruals and deferred income in the balance sheet and credited to trading profit over the estimated useful economic lives of the assets to which they relate.


       Stocks

       Stocks are stated at the lower of cost and net realisable value.


       Pensions and other post-retirement benefits

       The group participates in a pension scheme providing benefits based on final pensionable pay. The assets of the scheme are held separately from those of the group in an independently administered fund. Contributions to the scheme are charged to the profit and loss account so as to spread the cost of pensions over employees' working lives with the group.

       In addition the group participates in a defined contribution pension scheme. The assets of the scheme are held separately from those of the group in an independently administered fund. The amount charged against profits represents the contributions payable to the scheme in respect of the accounting period.

       Details of the pension scheme are provided in note 20.


       Taxation

       The credit for taxation is based on the profit for the period and takes into account taxation deferred because of timing differences between the treatment of certain items for taxation and accounting purposes. Provision is made for deferred tax only to the extent that it is probable that an actual liability will crystallise.

Notes continued

1      Accounting Policies continued

       Foreign Exchange

       Transactions in foreign currencies are recorded at the rate ruling at the date of the transaction or at the contract rate if the transaction is covered by a forward exchange contract. Monetary assets and liabilities denominated in foreign currencies are translated at the rate of exchange ruling at balance sheet date or, if appropriate, at the forward exchange contract rate. All differences are taken to the profit and loss account.


       Research and Development

       Research and development expenditure is written off as incurred, except that development expenditure incurred on an individual project is carried forward when its future recoverability can reasonably be regarded as assured. Any expenditure carried forward is amortised in line with expected future sales or cost savings from the related project.


2      Turnover

       Turnover is stated net of value added tax and represents amounts invoiced to third parties and estimates in respect of amounts not invoiced.

       Turnover and operating profit is attributable to one activity, the haulage of freight and mail by rail and other related services throughout England, Wales and Scotland.


3      Operating costs

                                                                Before
                                                             Exceptional          Exceptional
                                                                 Items                Items                Total
                                                                 1997                 1997                 1997
                                                              ---------            ---------            ---------
                                                                 '000                 '000                 '000

       Change in stock of spares                                  2,069                    -                2,069
       Other operating income                                     (262)                    -                (262)
       Raw materials and consumables                             83,315                    -               83,315
       Other external charges                                   236,813                3,312              240,125
       Staff costs (Note 6)                                     193,788               59,698              253,486
       Depreciation and other amounts written
         off tangible and intangible fixed assets                15,128                    -               15,128
                                                                -------              -------              -------
                                                                530,851               63,010              593,861
                                                                =======              =======              =======

       The exceptional item is a provision for redundancy and restructuring costs of which 28,331,000 had been spent by the end of the period.

Notes continued

4      Loss on ordinary activities before taxation

       The operating loss dealt with in the accounts of the parent company was 339,187.


                                                                           1997
                                                                           ----
                                                                           '000
       Loss on ordinary activities before taxation
       is stated after charging:
       Auditors' remuneration:
           Audit                                                            350
           Other services                                                   460
       Depreciation and other amounts written off
       tangible fixed assets:
           Owned                                                         13,436
           Leased                                                         1,692
       Loss on sale of fixed assets                                         194
       Hire of plant and machinery - rentals payable
       under operating leases                                               192
       Other operating leases                                             1,618
       Hire of plant and machinery - finance charges
       under finance leases                                                  16

       after crediting:
       Grants credited to profit and loss account                           272
       Rents receivable from property                                     8,510


       In addition to the above, the auditors received 1,931,000 during the period in relating to the acquisition of subsidiaries. These costs have been capitalised.


5      Remuneration of directors


       Aggregate emoluments of directors                                 168,970
       Number of directors for whom retirement benefits are                    1
       are accruing under a money purchase scheme
       Number of directors for whom retirement benefits are                    1
       accruing under a defined benefits scheme
       Number of directors eligible for shares under a long                    1
       term incentive scheme

       Directors interests in the ordinary share capital of the company and options granted during the year are disclosed in the Director's Report.

       1,453,772 was paid to Wisconsin Central Transportation Incorporated in relation to a management contract incorporating among other things, the provision of the services of EA Burkhardt, R Henke and TF Power.

       32,000 was paid or is payable to Berkshire Partners for the services of C Ferenbach and RK Lubin

       16,000 was paid or is payable to Fay Richwhite for the services of DM Richwhite.

       12,000 was paid or is payable to McLachlan Rissman & Doll for the services of T W Rissman.

Notes continued

5      Remuneration of directors continued

       Transactions involving directors

       Clarke & Co. a business owned by RJG Clarke was paid 59,208 during the period for the provision of consultancy and other professional services.

       McLachlan Rissman & Doll a partnership in which TW Rissman has an interest, was paid 137,888 during the period for the provision of legal and other professional services.


6      Staff numbers and costs

                           Number of         Number of          Average Number
                         employees at     employees at 31        of Employees
                         acquisition         March 1997        during the period
                         -----------        -----------           -----------

       Executive                  74                106                    90
       Management                673                510                   591
       Other Staff             7,005              5,765                 6,385
                         -----------        -----------           -----------
                               7,752              6,381                 7,066
                         ===========        ===========           ===========

       The aggregate payroll costs of these persons were as follows:

                                     Before        Exceptional          Total
                                   Exceptional         Items
                                      Items
                                       1997             1997             1997
                                  -----------      -----------      -----------
                                       '000             '000             '000

       Wages & salaries               159,125                -          159,125
       Social security costs           12,524                -           12,524
       Other pension costs              3,037                             3,037
       (see note 20)
       Other staff costs               19,102           59,698           78,800
                                  -----------      -----------      -----------
                                      193,788           59,698          253,486
                                  ===========      ===========      ===========


7      Interest payable and similar charges

                                                                          1997
                                                                    -----------
                                                                          '000
       On bank loans, overdrafts and other loans
       repayable within five years                                       15,650
       On bank loans repayable in more than five years                    4,273
       Finance charges payable in respect of finance
       leases and hire purchase contracts                                  (279)
       Exchange loss on monies on deposit                                   669
                                                                    -----------
                                                                         20,313
                                                                    ===========

Notes continued

8      Taxation

                                                                         1997
                                                                    -----------
                                                                         '000
       UK corporation tax at 33% on the profit for the period on
       ordinary activities from incorporation to 31 March 1996           (2,125)
       Deferred Taxation                                                  3,025
                                                                    -----------
                                                                            900
                                                                    ===========

       Deferred taxation includes a credit of 1,319,000 resulting from the reduction in the rate of corporation tax from 33% to 31% announced in the budget on 2 July 1997.

9      Tangible fixed assets

                                                                        Plant,                         Assets in
                                                                      machinery                        course of
                                     Land &           Rolling             &              Infra-           cons-
                                    buildings          stock          equipment        structure        truction           Total
                                    ---------        ---------        ---------        ---------       ----------        ---------
                                        '000             '000             '000             '000             '000             '000
       Group:

       Cost (or valuation):
       Acquisition of subsidiaries     30,094          224,341           16,278              680              819          272,212
       Additions                           40            2,201               68               14           27,967           30,290
       Disposals                         (126)          (1,104)            (276)               -                -           (1,506)
       Transfers                          452                -              194                -            (646)
                                      -------          -------          -------          -------          -------          -------
       At 31 March 1997                30,460          225,438           16,264              694           28,140          300,996
                                      =======          =======          =======          =======          =======          =======

       Depreciation and diminution
       in value:

       Acquisition of subsidiaries          -                -          (11,604)            (401)               -          (12,005)
       Charge for period               (1,057)         (12,673)          (1,360)             (38)               -          (15,128)
       On disposals                         9               10              239                -                -              258
                                      -------          -------          -------          -------          -------          -------
       At 31 March 1997                (1,048)         (12,663)         (12,725)            (439)               -          (26,875)
                                      =======          =======          =======          =======          =======          =======

       Net book value
       At 31 March 1997                29,412          212,775            3,539              255           28,140          274,121
                                      =======          =======          =======          =======          =======          =======

Notes continued

9      Tangible fixed assets continued

       On acquisition of the companies detailed in Note 10 to the financial statements, fair values were assigned to the assets and liabilities in accordance with FRS 7.

       The net book value of land and buildings at 31 March 1997 comprises:

                                                    Group              Company
                                                     1997                1997
                                                  --------            --------
                                                     '000                '000

       Land                                              -                   -
       Freehold Buildings                           18,806                   -
       Long leasehold                               10,426                   -
       Short leasehold                                 180                   -
                                                  --------            --------
                                                    29,412                   -
                                                  ========            ========


       Included within the amounts for fixed assets are the following amounts relating to leased assets. These assets are held on subleases granted by the British Railways Board to subsidiary companies prior to their acquisition by the company. The headleases are finance leases which continue to be held by the British Railways Board. The subleases transfer all the benefits and obligations of ownership inherent in the headleases to the subsidiaries. All future liabilities arising under the headleases, and included within the subleases, were discharged to the British Railways Board on acquisition of the subsidiaries. In addition, within the analysis below are assets with a net book value of 174,000 for which liabilities continue to exist.


       Assets held under finance leases

                                                          Plant,
                                                        machinery
                                           Rolling         and
                                            stock       equipment        Total
                                         ---------      ---------     ---------
                                             '000           '000          '000
       Cost:
       Additions on acquisition             27,616            237        27,853
                                         ---------      ---------     ---------
       At 31 March 1997                     27,616            237        27,853

       Depreciation:
       Additions on acquisition                  -              -             -
       Provided in the period               (1,629)           (63)       (1,692)
                                         ---------      ---------     ---------
       At 31 March 1997                     (1,629)           (63)       (1,692)
                                         ---------      ---------     ---------

       Net Book Value
       At 31 March 1997                     25,987            174        26,161
                                         =========      =========     =========

Notes continued

10     Fixed asset investments - company

                                      Cost of shares
                                            in          Loans to
                                       subsidiaries   subsidiaries       Total
                                         ---------      ---------     ---------
                                             '000           '000          '000

       Company:
       Additions at cost                    46,440         32,650        79,090
       Repayment of loans                        -        (32,650)      (32,650)
                                         ---------      ---------     ---------
       At 31 March 1997                     46,440              -        46,440

       Revaluation                          20,622              -        20,622
                                         ---------      ---------     ---------

       At 31 March 1997                     67,062              -        67,062
                                         =========      =========     =========

       Investments in group companies have been revalued to reflect the underlying book value of the net assets of the subsidiaries.

       The companies in which the company's interest is more than 10% are as follows:

                                                                                                         Class and
                                                  Country of                                           percentage of
                                               registration or                                          shares held
                                                incorporation            Principal activity           Group & company
                                               ---------------       ---------------------------      ---------------
       Subsidiary undertakings:

       Boreal & Austral Railfreight Ltd        England & Wales             Holding company            100% 1 Ordinary
       New Locomotive Finance Ltd              England & Wales       Acquisition and leasing of       100% 1 Ordinary
                                                                            rolling stock
       Res (December) Ltd                      England & Wales             Holding company            100% 1 Ordinary
       Rail Express Systems Ltd                England & Wales       Haulage of mail by rail and      100% 1 Ordinary
                                                                        provision of charter
                                                                         passenger services
       Loadhaul Ltd                            England & Wales       Haulage of freight by rail       100% 1 Ordinary
       English Welsh & Scottish                England & Wales       Haulage of freight by rail       100% 1 Ordinary
       Railway Ltd
       Mainline Freight Ltd                    England & Wales       Haulage of freight by rail       100% 1 Ordinary
       NPJV Ltd                                England & Wales             Invoicing agent            100% 1 Ordinary
       LGJV Ltd                                England & Wales             Invoicing agent            100% 1 Ordinary
       EWS Finance Ltd                         England & Wales                 Dormant                100% 1 Ordinary
       East & West Ltd                         England & Wales                 Dormant                100% 1 Ordinary

       At the date of signing of these accounts the company had exchanged contracts with British Railways Board for the acquisition of Railfreight Distribution Limited. The completion of the acquisition is subject to an approval being granted by the European Commission. Railfreight Distribution Limited has not been consolidated on the grounds that it was neither owned nor controlled by the company at the date of the accounts.

Notes continued

10     Fixed asset investments continued

       On 9 December 1995 the company acquired all of the 1 Ordinary shares of Res (December) Ltd and 90% of the 1 Ordinary shares of Rail Express Systems Ltd (the remaining 10% being held by Res (December) Ltd). The cash consideration given was 11,930,000 and the discharge of an overdraft of 8,152,000 owed by Rail Express Systems Limited. Acquisition costs incurred at 31 March 1997 totalled 865,303. The estimated fair value of the net assets acquired was 15,347,000 (see table below). The resulting goodwill of 5,600,303 was written off on acquisition to capital reserve. On 24 February 1996, the intercompany loan of 8,152,000 resulting from the discharge of the overdraft, was discharged by issuing 8,152,000 fully paid ordinary shares of 1 to English Welsh & Scottish Railway Holdings Limited. In addition, at 31 March 1996 a further 3,600,000 fully paid ordinary shares of 1 were issued to discharge working capital advances from the parent company to Rail Express Systems Limited.

       Acquisition of Res (December) Ltd and Rail Express Systems Ltd
       --------------------------------------------------------------


                                                                               Change in     Fair value
                                      Book          Re-                        accounting      to the
                                     value       valuation      Provisions      policies        group
                                  ---------      ---------      ---------      ---------      --------
                                      '000           '000           '000           '000          '000
       Fixed assets:
       Tangible                       7,756         11,703              -              -        19,459
       Current assets:
       Stock                            960              -              -              -           960
       Debtors                       10,121              -              -              -        10,121
       Pension prepayment                 -              -              -          7,291         7,291
                                    -------        -------        -------        -------       -------
       Total assets                  18,837         11,703              -          7,291        37,831
                                    -------        -------        -------        -------       -------
       Liabilities:
       Provisions:
       Other                          2,140              -            650          2,699         5,489
       Creditors:
       Trade creditors                7,497              -              -              -         7,497
       Other creditors                8,455              -              -              -         8,455
       Accruals                       1,043              -              -              -         1,043
                                    -------        -------        -------        -------       -------
       Total Liabilities             19,135              -            650          2,699        22,484
                                    -------        -------        -------        -------       -------
       Net assets                      (298)        11,703           (650)         4,592        15,347
                                    =======        =======        =======        =======       =======


       Included in group loss for the period is a profit of 3,134,000 relating to the above acquisition. The acquired group made a loss of 10,638,000 from 1 April 1995 to the date of acquisition.

Notes continued

10     Fixed asset investments continued

       On 24 February 1996 the company acquired all of the 1 Ordinary shares of Boreal & Austral Railfreight Ltd which owned the entire share capital of Loadhaul Ltd, Mainline Freight Ltd and Transrail Freight Ltd. The cash consideration given was 215,544,000. Acquisition costs incurred at 31 March 1997 totalled 7,355,697. An amount of 2,789,000 being the estimated post tax value of claims for employee injuries indemnified by the vendor remains outstanding and is subject to the final resolution of these claims. The fair value of the net assets acquired was 246,953,000 (see table below). The resulting negative goodwill of 26,842,303 is included in the consolidated balance sheet as a capital reserve.

       Acquisition of Boreal & Austral Railfreight Ltd
       -----------------------------------------------


                                                                               Change in      Fair value
                                      Book          Re-                        accounting       to the
                                     value       valuation      Provisions      policies         group
                                  ---------      ---------      ---------      ---------       --------
                                      '000           '000           '000           '000           '000
       Fixed assets:
       Tangible                     227,602         13,146              -              -        240,748
       Current assets:
       Stock                         10,081              -              -              -         10,081
       Debtors                       77,500              -           (634)             -         76,866
       Pension prepayment                 -              -              -         58,681         58,681
                                    -------        -------        -------        -------        -------
       Total assets                 315,183         13,146           (634)        58,681        386,376
                                    -------        -------        -------        -------        -------

       Liabilities
       Provisions:
       Other                          6,034              -         34,711         20,348         61,093
       Creditors:
       Trade creditors               43,401              -              -              -         43,401
       Other creditors               26,030              -              -              -         26,030
       Accruals                       8,899              -              -              -          8,899

       Total Liabilities             84,364              -         34,711         20,348         39,423
                                    -------        -------        -------        -------        -------
       Net assets                   230,819         13,146        (35,345)        38,333        246,953
                                    =======        =======        =======        =======        =======


       Included in group loss for the period is a loss of 3,275,000 relating to the above acquisition. The acquired group made a profit of 17,599,000 from 1 April 1995 to the date of acquisition. On 13 October 1996 the assets, liabilities and trade of Loadhaul Limited and Mainline Freight Limited transferred to Transrail Freight Limited which changed its name to English Welsh & Scottish Railway Limited.


11     Stocks

       Stocks held by the group comprise spare parts held for the maintenance of the group's assets. No stocks were held by the company.

Notes continued

12     Debtors

                                                       Group            Company
                                                        1997              1997
                                                     --------          --------
                                                        '000              '000
       Amounts falling due within one year:
       Trade debtors                                   84,245                 -
       Amounts owed by group undertakings                   -           107,264
       Other debtors                                    8,127             2,830
       Prepayments and accrued income                   6,683                 -
                                                     --------          --------
                                                       99,055           110,094
       Amounts falling due after more than one year:
       Pension fund prepayment                         66,817                 -
                                                     --------          --------
                                                      165,872           110,094
                                                     ========          ========

13     Creditors: amounts falling due within one year

                                                     Group             Company
                                                      1997               1997
                                                   --------           --------
                                                      '000               '000

       Bank loans and overdrafts                      7,500                672
       Obligations under finance leases
       and hire purchase contracts                       46                  -
       Trade creditors                               60,384                  -
       Other creditors including taxation
       and social security:
       Corporation tax                                  915                  -
       Other taxes and social security costs         15,203                  -
       Other creditors                               10,160              1,080
                                                   --------           --------
                                                     94,208              1,752
       Accruals and deferred income                  12,118              1,034
                                                   --------           --------
                                                    106,326              2,786
                                                   ========           ========

14     Creditors: amounts falling due after more than one year

                                                     Group             Company
                                                      1997               1997
                                                   --------           --------
                                                      '000               '000

       Bank loans                                   136,971             55,164
       Obligations under finance leases
       and hire purchase contracts                      135                  -
                                                   --------           --------
                                                    137,106             55,164
                                                   ========           ========

Notes continued

14     Creditors: amounts falling due after more than one year continued

       Interest Rates and Security on Loans

       The bank loans include 89,307,000 attracting interest at LIBOR plus 2%. The loans are secured by a first fixed and floating charge over all the assets and shares of the Group, except for those to which a charge attaches under the terms of the contract for the carriage of mail for the post office and the assets of New Locomotive Finance Ltd. Cash balances include an amount of 11,048,000 on deposit as cash collateral for a letter of credit facility.

       The bank loans also include 55,164,000 attracting interest at LIBOR plus 0.65% and is secured in the same manner as the Term Loans but ranks after them in order of preference.

       Creditors payable by instalments:

                              Instalments           Instalments
                                payable                payable              Instalments
                              between one            between two           payable after
                             and two years         and five years           five years                  Total
                                   1997                   1997                   1997                    1997
                              -----------            -----------            -----------             -----------
                                    '000                   '000                   '000                    '000

       Group:
       Bank loans                   5,000                 76,807                 55,164                 136,971
                                  =======                =======                =======                 =======
       Company:
       Bank loans                       -                      -                 55,164                  55,164
                                  =======                =======                =======                 =======


       The maturity of obligations under finance leases and hire purchase contracts is as follows:

                                                     Group             Company
                                                      1997               1997
                                                   -------             -------
                                                     '000                '000

       Within one year                                  46                   -
       In the second to fifth years                    135                   -
       Over five years                                   -                   -
                                                   -------             -------
       Less future finance charges                       -                   -
                                                   -------             -------
                                                       181                   -
                                                   =======             =======

Notes continued

15     Provisions for liabilities and charges

                                                                               Redundancy
                                      Contaminated          Deferred                &
                                          Land                 Tax            Restructuring            Other              Total
                                       Provision            Provision           Provision            Provisions         Provisions
                                          1997                 1997                1997                 1997               1997
                                      -----------          -----------         -----------          -----------        -----------
                                           '000                 '000                '000                 '000               '000
       Group:
       On acquisition                     16,375               21,771               4,217               24,219             66,582
       Utilised during period               (309)                   -             (32,548)              (2,534)           (35,391)
       Charge/(credit) for the
       period in the profit and
       loss account                            -               (3,025)             66,594                5,308             78,877
                                         -------              -------             -------              -------            -------
       At 31 March 1997                   16,066               18,746              38,263               36,993            110,068
                                         =======              =======             =======              =======            =======


       The amounts provided for deferred taxation and the amounts not provided are set out below:


                                                                 1997
                                                       Provided       Unprovided
                                                      ---------       ---------
                                                          '000            '000
       Difference between accumulated depreciation
       and amortisation and capital allowances                           52,009
       Timing difference on Pension fund surplus         20,714               -
       Timing difference on provision for
       redundancies and restructuring                    (1,968)         (4,841)
       Other timing differences                               -          (9,562)
                                                      ---------       ---------
                                                         18,746          37,606
                                                      =========       =========


       Deferred taxation has not been provided for on accelerated capital allowances as significant fixed asset purchases will be made in the foreseeable future which will prevent the deferred taxation from crystallising.


16     Deferred Income

                                               Government                Total
                                                capital                 deferred
                                                 grants      Other       income
                                                  1997        1997        1997
                                                -------     -------     -------
                                                  '000        '000        '000

       Additions arising on acquisition           1,732       3,327       5,059
       Receivable during period                       -          85          85
       Credited to profit and loss account          (98)       (694)       (792)
                                                -------     -------     -------
       At 31 March 1997                           1,634       2,718       4,352
                                                =======     =======     =======

Notes continued

17     Called up share capital

                                                      Number of        Group and
                                                        Shares          Company
                                                         1997             1997
                                                     -----------        --------
                                                          No              '000
       Authorised:
       Ordinary shares of 1 each

       At incorporation                                    1,000               1
       Increased on 8 December 1995                    6,000,000           6,000
       Increased on 24 February 1996                 118,999,000         118,999
                                                     -----------         -------
                                                     125,000,000         125,000
                                                     ===========         =======

       Allotted, called up and fully paid:
       Ordinary shares of 1 each

       At incorporation
       Shares issued on 8 December 1995 at par         6,000,000           6,000
       Shares issued on 24 February 1996 at par       85,000,000          85,000
       Shares issued on 2 August 1996 at par           2,300,000           2,300
       Shares issued on 10 September 1996 at par       1,346,500           1,346
       Options exercised on 21 February 1997 at a
       premium of 0.30.                                3,956,522           3,957
                                                     -----------         -------
                                                      98,603,022          98,603
                                                     ===========         =======

       As at 31 March 1997 options and warrants totalling 3,565,747 and 7,546,521 respectively had been granted but not exercised. Subsequent to the balance sheet date a further 716,513 options were granted giving rise to an entitlement to a further 66,913 warrants.


18     Reserves

       Group:                               Group &              Group                Company               Group
                                            Company                                                         Profit
                                         Share premium          Capital             Revaluation            and loss
                                            Account             reserve               reserve               account
                                             1997                 1997                  1997                 1997
                                            ------               ------                ------               ------
                                             '000                 '000                  '000                 '000
       At incorporation                          -                    -                     -                    -
       Premium on options
       exercised during the period           1,187                                          -
       Retained loss for period                  -                    -                     -               (1,826)
       Arising on acquisition                    -               21,242                     -                    -
       Revaluation surplus                       -                    -                20,622                    -
                                            ------               ------                ------               ------
       At 31 March 1997                      1,187               21,242                20,622               (1,826)
                                            ======               ======                ======               ======

       Company:

       The company's loss for the financial period was 1,365,000.

Notes continued

19     Commitments

       (i) Capital commitments at the end of the financial year for which no provision has been made.

                                                    Group              Company
                                                     1997                1997
                                                 --------             --------
                                                     '000                '000

              Contracted                             1,054                   -
              Authorised but not contracted            300                   -
                                                 ---------            --------
                                                     1,354                   -
                                                 =========            ========


       Amounts contracted for but not provided for in the accounts to acquire new rolling stock totalled not less than 133.4 million.

       (ii) At the end of the financial year neither the company nor the group had entered into commitments in respect of finance leases (and similar hire purchase contracts), the inception of which occurs after the year end.

       (iii) Annual commitments under non-cancellable operating leases are as follows:
                                                                    1997
                                                           ---------------------
                                                           Land and
                                                           buildings      Other
                                                           --------     --------
                                                              '000         '000
              Group:
              Operating leases which expire:
              Within one year                                 1,481          132
              In the second to fifth years inclusive          4,159          211
              Over five years                                 8,270            -
                                                           --------     --------
                                                             13,910          343
                                                           ========     ========

              The company did not have any commitments under non-cancellable operating leases.

       (iv)   Fuel Hedge Contracts

              English Welsh & Scottish Railway Ltd has entered into a number of fuel hedge contracts for gas oil, none of which extend beyond 31 March 1998. The quantity hedged is equivalent to eleven weeks consumption.

       (v)    Foreign Currency Contracts

              As indicated in the capital commitments note the group has significant commitments denominated in US dollars. In order to reduce exposure to exchange rate fluctuations the company has entered into a number of contracts to purchase US$190 million in total. These contracts mature between 2 March 1998 and 2 November 1998 at various rates ranging between 1.57 and 1.636.

Notes continued

19     Commitments continued

       (vi)   Interest Rate Contracts

              English Welsh & Scottish Railway Ltd entered into a contract commencing on 17 January 1997 of three years duration to pay or receive as appropriate the difference between interest on 25 million at a fixed rate of 7.08% and 3 month LIBOR on the first day of each three month period commencing on 17 January 1997.

       (vii) On 12 March 1997 the company exchanged contracts with the British Railway Board to acquire Railfreight Distribution Limited. Consideration for the acquisition has been agreed as 500,000 subject to any adjustments which arise as a result of the completion process. Completion of the acquisition is subject to approval being obtained from the European Commission. If approval is not forthcoming from the European Commission by 30 August 1997 the company is under no obligation to continue with the acquisition.


20     Pension scheme

       Contributions to the group's defined benefit pension scheme are charged to the profit and loss account so as to spread the cost of pensions over employees' working lives with the group. The contributions are determined by a qualified actuary using the projected unit method. The most recent valuation was at 1 April 1996. The assumptions adopted by the pension fund's actuary which have the most significant effect on the results of the valuation are detailed below.

       These assumptions are:

       -   Salary inflation has been assumed to be 6.5% per annum.

       -   Pensions growth has been assumed to be 4.5% per annum.

       -   Return on investments has been assumed to be 8.5% per annum.

       The most recent actuarial valuation showed that the market value of the scheme's assets was 348.2 million and that the actuarial value of those assets represented 152% of the liabilities for benefits that had accrued to members, after allowing for expected future increases in earnings. The contributions of the group and employees will remain at 7.5% and 5% of earnings respectively.

       In addition, the group operates a defined contribution pension scheme which requires the employer to match employees contributions on a pound for pound basis. The pension cost charge for the period represents contributions payable by the group to the fund and amounted to 3,037,000.

       The Chancellor of the Exchequer announced in his Budget on 2 July 1997 that pension schemes would no longer be able to reclaim tax credits arising on dividends form UK shares. The implications of this are being assessed and will be dealt with in the 1998 accounts in accordance with the provisions of SSAP24.

Notes continued

21 Reconciliation of operating profit to net cash inflow from operating activities

                                                                        1997
                                                                    ---------
                                                                        '000

       Operating profit                                                14,514
       Depreciation charge                                             15,128
       Profit on sale of tangible fixed assets                           (539)
       Decrease in stocks                                               2,069
       Increase in debtors                                            (10,124)
       Increase in creditors and provisions                            53,587
                                                                    ---------
       Net cash inflow from operating activities                       74,635
                                                                    =========


22     Analysis of cash flows for headings netted in the cash flow statement

                                                                                         1997
                                                                                 ---------------------
                                                                                  '000           '000
       Returns on investments and servicing of finance:
       Interest received                                                                         2,404
       Interest paid                                                                           (16,050)
       Interest element of finance lease rental payments
                                                                                              --------
       Net cash outflow for returns on investments and servicing of finance                    (13,646)

       Capital expenditure and financial investment:
       Purchase of tangible fixed assets                                                       (30,290)
       Sale of tangible fixed assets                                                             1,787
                                                                                              --------
       Net cash outflow for capital expenditure and financial investment                       (28,503)

       Acquisitions and disposals:
       Acquisition of subsidiaries                                                            (243,847)
       Net cash acquired with subsidiaries                                                           -
                                                                                              --------
       Net cash outflow for acquisitions and disposals                                        (243,847)

       Financing:
       Issue of ordinary share capital                                                          99,790
       Debt due within one year                                                   7,500

       Debt due after one year                                                  145,097
       Financing costs                                                          (11,720)
                                                                               --------

       Capital element                                                                         140,877
                                                                                              --------
       Net cash inflow from financing                                                          240,667
                                                                                              ========

Notes continued

23     Analysis of net debt

                               At                                                       Non cash            At 31 March
                         incorporation         Cash flow         Acquisition            changes                 1997
                            --------            --------           --------             --------              --------
                                '000               '000                '000               '000                   '000

       Cash at bank                -              28,768                  -                   -                 28,768
       Overdraft                   -                (672)                 -                   -                   (672)
                            --------            --------           --------             --------              --------
                                   -              28,096                  -                   -                 28,096

       Debt due after              -            (133,377)                 -              (3,594)              (136,971)
       one year
       Debt due within             -              (7,500)                 -                   -                 (7,500)
       one year
       Finance leases              -                   -               (181)                  -                   (181)
                            --------            --------           --------            --------               --------
                                   -            (140,877)              (181)             (3,594)              (144,652)
                            --------            --------           --------            --------               --------
       Total                       -            (112,781)              (181)             (3,594)              (116,556)
                            ========            ========           ========            ========               ========


                                                                          1997
                                                                      ---------
                                                                          '000
       Reconciliation of net cash flow to movement in debt:

       Increase in cash in the period                                    28,096

       Cash inflow from increase in debt and lease financing           (140,877)
                                                                      ---------
       Change in debt resulting from cash flows                        (112,781)

       Finance leases required with subsidiaries                           (181)

       Amortisation of finance costs                                     (3,594)
                                                                      ---------
       Movement in net debt in period                                  (116,556)

       Net debt at incorporation                                              -
                                                                      ---------
       Net debt at 31 March 1997                                       (116,556)
                                                                      =========


24     Ultimate parent company and parent undertaking of larger group

       The company has no parent undertaking and therefore its results are not consolidated in the accounts of any other entity.

Notes continued

25     Supplemental US GAAP information

       As at 31 March 1997, Wisconsin Central Transportation Corporation (WCTC), a US company registered with the US Securities and Exchange Commission
       (SEC), held an approximate 34% interest in English Welsh & Scottish Railway Holdings Limited (EWSRH).

       a.)  Basis of analysis:
            In compliance with UK legislation, the first accounts of EWSRH covered a period from incorporation to 31 March 1997, a period of approximately seventeen and a half months. Set out below (to comply with the SEC's rule that precludes audited financial statements covering periods in excess of twelve months) is a summary of those results analysing how they arose between the period from incorporation to 31 March 1996 and the year ended 31 March 1997.

                                                                     5 1/2 months       Year ended       Period ended
                                                                        ended 31         31 March          31 March
                                                                       March 1996          1997              1997
                                                                       ---------        ---------         ---------
                                                                          '000             '000              '000
            Profit and loss account:
            Turnover                                                      73,500          535,544           609,044

            Change in stock of spares                                     (1,527)            (542)           (2,069)
            Other operating income                                           135              127               262
            Raw materials and consumables                                 (3,355)         (79,960)          (83,315)
            Other external charges                                       (36,695)        (200,118)         (236,813)
            Staff costs                                                  (21,144)        (172,644)         (193,788)
            Redundancy and restructuring costs                                 -          (63,010)          (63,010)
            Depreciation                                                  (1,447)         (13,681)          (15,128)
                                                                         -------         --------          --------
            Operating costs                                              (64,033)        (529,828)         (593,861)
                                                                         -------         --------          --------

            Operating profit                                               9,467            5,716            15,183
            Other interest receivable and similar income                     605            1,799             2,404
            Interest payable and similar charges                          (1,980)         (18,333)          (20,313)
                                                                         -------         --------          --------
            Profit/(loss) on ordinary activities before taxation           8,092          (10,818)           (2,726)
            Current taxation                                              (3,188)           1,063            (2,125)
            Deferred taxation                                                  -            3,025             3,025
                                                                         -------         --------          --------
            Retained profit/(loss) for the period                          4,904           (6,730)           (1,826)
                                                                         =======         ========          ========

            Reconciliation of movement in shareholders' funds:
            Retained profit/(loss) for the period                          4,904           (6,730)           (1,826)
            New share capital subscribed                                  91,000            7,603            98,603
            Share premium arising on new share capital                         -            1,187             1,187
            Capital reserve arising on acquisition                        23,156           (1,914)           21,242
                                                                         -------         --------          --------
            Net addition to shareholders' funds                          119,060              146           119,206
            Opening shareholders' funds                                        -          119,060                 -
                                                                         -------         --------          --------
            Closing shareholders' funds                                  119,060          119,206           119,206
                                                                         =======         ========          ========

Notes continued

25     Supplemental US GAAP information continued

                                                                     5 1/2 months       Year ended       Period ended
                                                                        ended 31         31 March          31 March
                                                                       March 1996          1997              1997
                                                                       ---------        ---------         ---------
                                                                          '000             '000              '000
            Cash flow statement:
            Operating profit                                               9,467            5,716            15,183
            Depreciation charge                                            1,447           13,681            15,128
            Profit on sale of fixed assets                                   (44)            (495)             (539)
            Decrease in stocks                                             1,527              542             2,069
            (Increase)/Decrease in debtors                               (45,389)          35,265           (10,124)
            Increase in creditors                                         43,092            9,826            52,918
                                                                        --------         --------          --------
            Net cash flow from operating activities                       10,100           64,535            74,635

            Interest received                                                605            1,799             2,404
            Interest paid                                                 (1,980)         (14,070)          (16,050)
                                                                        --------         --------          --------
            Net cash outflow from returns on investment and
            servicing of finance                                          (1,375)         (12,271)          (13,646)

            Purchase of fixed assets                                      (2,465)         (27,825)          (30,290)
            Sale of fixed assets                                           1,367              420             1,787
                                                                        --------         --------          --------
            Net cash outflow from capital expenditure and
            financial investment                                          (1,098)         (27,405)          (28,503)

            Acquisitions of subsidiaries                                (244,237)             390          (243,847)

            Financing:
            Issue of ordinary share capital                               91,000            8,790            99,790
            Long term loans raised                                       180,000            5,000           185,000
            Costs of raising long term finance                            (8,711)          (3,009)          (11,720)
            Repayment of long term loans                                       -          (32,403)          (32,403)
                                                                        --------         --------          --------
            Net cash inflow from financing                               262,289          (21,622)          240,667
            Taxation paid                                                      -           (1,210)           (1,210)
                                                                        --------         --------          --------
            Increase in cash and cash equivalents                         25,679            2,417            28,096
                                                                        ========         ========          ========


Notes continued

25     Supplemental US GAAP information continued

                                                                                        31 March             31 March
                                                                                          1996                 1997
                                                                                        --------             --------
                                                                                          '000                 '000
            Balance sheets:
            Fixed assets:
            Tangible assets                                                              259,020              274,121

            Current assets:
            Stocks                                                                         9,850                8,969
            Debtors due in more than one year                                             66,298               66,817
            Debtors due within one year                                                  136,364               99,055
            Cash at bank and in hand                                                      26,930               28,096
                                                                                        --------             --------
                                                                                         239,442              202,937
            Creditors: amounts falling due within one year                              (143,291)            (106,326)
                                                                                        --------             --------
            Net current assets                                                            96,151               96,611
                                                                                        --------             --------
            Total assets less current liabilities                                        355,171              370,732

            Creditors: amounts falling due after more than one year                     (165,626)            (137,106)
            Provisions for liabilities and charges                                       (65,351)            (110,068)
            Deferred income                                                               (5,134)              (4,352)
                                                                                        --------             --------
            Net assets                                                                   119,060              119,206
                                                                                        ========             ========

            Capital and reserves:
            Called up share capital                                                       91,000               98,603
            Share premium reserve                                                              -                1,187
            Capital reserve                                                               23,156               21,242
            Profit and loss account                                                        4,904               (1,826)
                                                                                        --------             --------
            Equity shareholders' funds                                                   119,060              119,206
                                                                                        ========             ========

Notes continued

25     Supplemental US GAAP information continued

       b.)  Summary of significant differences between UK and US GAAP

            Set  out  below  is  a   reconciliation  of  the  profit/(loss)  and
            shareholders' funds as set out above under UK GAAP to those under US GAAP to comply with SEC requirements.

                                                                                          5 1/2 months       Year ended
                                                                                            ended 31          31 March
                                                                                           March 1996           1997
                                                                                            --------          --------
                                                                                               '000             '000

            Net profit/(loss) in accordance with UK GAAP                                       4,904            (6,730)

            Redundancy and restructuring costs (a)                                                 -            63,010
            Expenditure on rolling stock (b)                                                   6,452            21,838
            Pensions (c)                                                                         275             1,410
            Capitalisation of interest (d)                                                         -             2,366
            Taxation (e)                                                                      (2,219)          (29,246)
            Amortisation of goodwill (f)                                                        (167)           (1,736)
                                                                                             -------           -------
            Net profit in accordance with US GAAP                                              9,245            50,912
                                                                                             =======           =======

                                                                                              As at             As at
                                                                                            31 March          31 March
                                                                                              1996              1997
                                                                                            --------          --------
                                                                                              '000              '000

            Shareholders' funds in accordance with UK GAAP                                   119,060           119,206

            Restatement of pension fund surplus in accordance with SFAS 87 and 88 (c)        (13,903)          (15,038)

            Restatement of deferred taxation (e)                                              (9,253)           (6,204)

            Adjustments to results as set out above                                            4,341            61,983
                                                                                             -------           -------
            Shareholders' funds in accordance with US GAAP                                   100,245           159,947
                                                                                             =======           =======

            The material adjustments made for US GAAP purposes as analysed above are as follows:

            a. redundancy and restructuring costs in connection with the acquisition of businesses, which must be expensed under FRS 7:
                "Fair Values in Acquisition Accounting" in the UK, but treated as fair value adjustments in the acquisition balance sheet for US GAAP purposes, provided certain criteria are met;

            b. deferral, net of 138,000 and 2,810,000 of amortisation, for the periods ended 31 March 1996 and 1997 respectively, of certain expenditures relating to rolling stock and track renewals which has been expensed in the UK GAAP accounts;

            c. difference in calculation of pension surplus and charge between SSAP 24: "Accounting for Pensions" in the UK and SFAS 87:
                "Employers' Accounting for Pensions" and SFAS 88: "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits" for US GAAP purposes;

            d. capitalisation of interest costs relating to the purchase of fixed assets which have been expensed in the UK GAAP accounts;

            e. full provisions for deferred taxation under US GAAP for the consequences of all temporary differences between carrying values for financial reporting and tax purposes (UK GAAP only recognises deferred tax assets and liabilities to the extent that they relate to timing differences which are expected to reverse in the foreseeable future) and taxation adjustments for other items included in the reconciliation above;

Notes continued

25     Supplemental US GAAP information continued

            f. Goodwill has been adjusted as a result of certain US/UK GAAP differences, notably being increased by the redundancy and restructuring costs resulting in the elimination of the capital reserve (negative goodwill) arising under UK GAAP. Goodwill is amortised over a 40 year period for US GAAP purposes;

            g. The Group prepares its Consolidated Statements of Cashflows under Financial Reporting Standard No. 1 "Cashflow Statements" (FRS 1). Its objectives and principles are similar to those set out in the US Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" (SFAS 95). The principal difference between the standards relates to classification. Under FRS 1, the Group presents its cashflows from (a) operating activities; (b) returns on investments and servicing of finance;
                (c) taxation; (d) investing activities, and (e) financing activities. SFAS 95 requires only three categories of cashflow activities: (a) operating; (b) investing and (c) financing. Cashflows from taxation and returns on investments and servicing of finance shown under FRS 1 would be included as cashflow from operating activities under SFAS 95. In addition, under FRS 1, cash and cash equivalents include short term borrowings with original maturities of three months or less. SFAS 95 requires movement on such short term borrowings to be shown under financial activities.