Form 10-Q
period 1997-09-30
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 1997-11-13
CIK 874213

UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  -------------------------------------------


                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 1997
                                              ------------------

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


Indicate the number of shares outstanding of the
Issuer's common stock as of October 31, 1997:                  51,006,842 shares

================================================================================

                 WISCONSIN CENTRAL TRANSPORTATION CORPORATION

                                   FORM 10-Q

                       Quarter Ended September 30, 1997



CONTENTS                                                                    PAGE

Part I - Financial Information

     Item 1. Financial Statements

             Consolidated Balance Sheets.......................................1

             Consolidated Statements of Income.................................3

             Consolidated Statements of Cash Flows.............................4

             Notes to Consolidated Financial Statements........................5

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations.....................9


Part II - Other Information

     Item 6. Exhibits and Reports on Form 8-K.................................13

Signatures....................................................................14

Index to Exhibits.............................................................15

                                              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                                Consolidated Balance Sheets

                                                      (in thousands)

                                                          Assets


                                                                                               September 30,     December 31,
                                                                                                    1997             1996
                                                                                               ------------      -----------
                                                                                                (Unaudited)        (Audited)
Current Assets:
    Cash and cash equivalents.............................................................      $    6,447        $    5,637
    Receivables, net of allowance for doubtful accounts of $1,050
       and $2,256 at September 30, 1997 and December 31, 1996.............................          80,865            74,118
    Receivables from insurance companies..................................................           1,289             7,425
    Income taxes receivable...............................................................             592             2,804
    Materials and supplies................................................................          26,269            17,530
    Deferred income taxes.................................................................           1,050             1,475
    Other current assets..................................................................           2,631             2,641
                                                                                                ----------        ----------
       Total current assets...............................................................         119,143           111,630

Investments in affiliates.................................................................         140,699           114,652

Properties:
    Roadway and structures................................................................         583,354           438,101
    Equipment.............................................................................         111,336            90,683
                                                                                                ----------        ----------
       Total properties...................................................................         694,690           528,784
    Less accumulated depreciation.........................................................         (76,537)          (63,791)
                                                                                                ----------        ----------
       Net properties.....................................................................         618,153           464,993
                                                                                                ----------        ----------

       Total assets.......................................................................      $  877,995        $  691,275
                                                                                                ==========        ==========

                                The accompanying notes to consolidated financial statements are an integral part of these financial statements




                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                                Consolidated Balance Sheets

                                           (in thousands, except share amounts)

                                           Liabilities and Stockholders' Equity


                                                                                               September 30,     December 31,
                                                                                                    1997             1996
                                                                                               ------------      -----------
                                                                                                (Unaudited)        (Audited)
Current liabilities:
    Short-term debt.......................................................................      $    1,057        $      731
    Accounts payable......................................................................          46,859            44,428
    Accrued expenses......................................................................          88,274            74,442
    Accrued disputed switching charges and associated interest............................          19,271            19,271
    Other interest payable................................................................           2,748               731
                                                                                                ----------        ----------
       Total current liabilities..........................................................         158,209           139,603

Long-term debt............................................................................         260,614           164,303

Other liabilities.........................................................................           4,610             4,028

Deferred income taxes.....................................................................          90,264            73,244

Deferred income...........................................................................          10,109            10,951
                                                                                                ----------        ----------

       Total liabilities..................................................................         523,806           392,129

Stockholders' equity:
    Preferred stock, par value $1.00; authorized 1,000,000
       shares; none issued or outstanding.................................................             ---               ---
    Common stock, par value $0.01; authorized 150,000,000 shares;
       issued and outstanding, 50,998,742 shares at September 30, 1997
       and 50,778,867 shares at December 31, 1996.........................................             510               508
    Paid in capital.......................................................................         112,330           108,405
    Cumulative currency translation adjustment............................................           5,412            14,012
    Retained earnings.....................................................................         235,937           176,221
                                                                                                ----------        ----------
       Total stockholders' equity.........................................................         354,189           299,146
                                                                                                ----------        ----------

       Total liabilities and stockholders' equity.........................................      $  877,995        $  691,275
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




                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                             Consolidated Statements of Income

                                         (in thousands, except per share amounts)

                                                        (Unaudited)

                                                                   For the Quarter Ended             For the Nine Months
                                                                       September 30,                 Ended September 30,
                                                                 ------------------------        --------------------------
                                                                     1997          1996              1997            1996
                                                                 ---------      ---------        ----------      ----------
Operating revenues:
   Operating revenues before disputed
      switching charges........................................  $  85,168      $  72,903        $  250,422      $  208,332
   Disputed switching charges..................................        ---            ---               ---         (13,278)
                                                                 ---------      ---------        ----------      ----------
      Operating revenues.......................................     85,168         72,903           250,422         195,054

Operating expenses:
   Roadway and structures......................................     11,693          8,454            34,524          27,650
   Equipment...................................................     15,662         16,228            52,009          50,293
   Transportation..............................................     26,218         21,242            77,739          67,226
   General and administrative..................................      8,283          8,979            26,606          24,981
                                                                 ---------      ---------        ----------      ----------
      Operating expenses.......................................     61,856         54,903           190,878         170,150
                                                                 ---------      ---------        ----------      ----------

Income from operations.........................................     23,312         18,000            59,544          24,904

Other income (expense):
   Interest on disputed switching charges......................        ---            ---               ---          (2,493)
   Other interest expense......................................     (3,835)        (2,573)          (10,687)         (6,953)
   Other, net..................................................        428            452             1,023           1,451
                                                                 ---------      ---------        ----------      ----------
      Total other income (expense), net........................     (3,407)        (2,121)           (9,664)         (7,995)
                                                                 ---------      ---------        ----------      ----------

Income before income taxes and equity in net income
   of affiliates...............................................     19,905         15,879            49,880          16,909

Provision for income taxes.....................................      7,882          6,288            19,752           6,696
                                                                 ---------      ---------        ----------      ----------

Income before equity in net income of affiliates...............     12,023          9,591            30,128          10,213

Equity in net income of affiliates.............................      9,378          7,480            29,588          22,452
                                                                 ---------      ---------        ----------      ----------

Net income.....................................................  $  21,401      $  17,071        $   59,716      $   32,665
                                                                 =========      =========        ==========      ==========

Earnings per common share outstanding..........................  $     .42      $     .34        $     1.17      $      .65
                                                                 =========      =========        ==========      ==========

Average common shares outstanding..............................     50,982         50,719            50,881          50,608
                                                                 =========      =========        ==========      ==========


                                The accompanying notes to consolidated financial statements are an integral part of these financial statements




                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                           Consolidated Statements of Cash Flows

                                                      (in thousands)

                                                        (Unaudited)
                                                                                                 For the Nine Months Ended
                                                                                                        September 30,
                                                                                                 --------------------------
                                                                                                    1997             1996
                                                                                                 ---------        ---------
Cash flows from operating activities:
     Net income   ..........................................................................     $  59,716        $  32,665
     Reconciliation of net income to net cash provided by operating activities:
         Depreciation and amortization......................................................        13,287            9,880
         Deferred income taxes..............................................................        19,657            6,043
         Equity in net income of affiliates.................................................       (29,588)         (22,452)
         Gains on property sales............................................................          (605)            (849)
         Net amortization of deferred gain on sale-leaseback of equipment...................          (842)          (1,180)
         Changes in working capital:
              Accounts receivable...........................................................        (6,747)         (18,364)
              Receivables from insurance companies..........................................         6,136           (8,264)
              Note receivable...............................................................           ---           13,213
              Materials and supplies........................................................        (8,739)          (2,481)
              Other current assets, excluding deferred income taxes.........................          (373)             710
              Accrued derailment claims.....................................................        (1,228)           3,927
              Accrued disputed switching charges and associated interest....................           ---           15,771
              Other current liabilities.....................................................        19,508            8,947
         Other, net.........................................................................           582              263
                                                                                                 ---------        ---------
     Net cash provided by operating activities..............................................        70,764           37,829
                                                                                                 ---------        ---------

Cash flows from investing activities:
     Property acquisition...................................................................       (91,658)             ---
     Property additions.....................................................................       (76,709)         (47,251)
     Property sales and other transactions..................................................         3,708            2,546
     Investments in affiliates..............................................................        (8,433)         (30,676)
     Dividend from affiliate................................................................         3,374              ---
     Deferred costs.........................................................................          (800)              (1)
                                                                                                 ---------        ---------
     Net cash used for investing activities.................................................      (170,518)         (75,382)
                                                                                                 ---------        ---------

Cash flows from financing activities:
     Long-term debt issued..................................................................        96,637           39,091
     Issuance of common stock under stock option plans......................................         3,927            3,394
                                                                                                 ---------        ---------
     Net cash provided by financing activities..............................................       100,564           42,485
                                                                                                 ---------        ---------

     Net increase in cash and cash equivalents..............................................           810            4,932
     Cash and cash equivalents, beginning of period.........................................         5,637            5,303
                                                                                                 ---------        ---------
     Cash and cash equivalents, end of period...............................................     $   6,447        $  10,235
                                                                                                 =========        =========

Supplemental cash flow information: Cash paid (received) during the period for:
         Interest ..........................................................................     $   9,333        $   6,848
         Income taxes.......................................................................            95            (247)


                                The accompanying notes to consolidated financial statements are an integral part of these financial statements

        WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                 (Unaudited)

                              September 30, 1997


Basis of Presentation

     The consolidated financial statements presented herein include the results of operations of Wisconsin Central Transportation Corporation ("WCTC") and its wholly owned subsidiaries, Wisconsin Central Ltd. ("WCL"), Fox Valley & Western Ltd. ("FV&W"), WCL Railcars, Inc., Sault Ste. Marie Bridge Company ("SSM"), Wisconsin Central International, Inc. ("WCI"), WC Canada Holdings, Inc. and Algoma Central Railway Inc. ("ACRI"). WCTC, through WCI, also holds a 23% equity interest in Tranz Rail Holdings Limited ("Tranz Rail"), which operates a nationwide railway in New Zealand, and a 34% equity interest in English Welsh and Scottish Railway Holdings Limited ("EW&S"), whose subsidiaries provide most of the freight railroad services in Great Britain. WCTC and its subsidiaries are hereinafter referred to as the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 1996. In the opinion of management, the information provided in these statements reflects all adjustments necessary to present fairly such information. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation. Included in these amounts were $1,078,000, which was reclassified to operating revenues from non-operating income for the quarter ended September 30, 1996, and $1,997,000 which was so reclassified for the nine months ended September 30, 1996.

Duck Creek North Acquisition

     On January 27, 1997, SSM completed the purchase of 207 route miles of railroad track and trackage rights in Wisconsin and the Upper Peninsula of Michigan from the Union Pacific Railroad Company ("UP"). The rail lines, commonly known as the "Duck Creek North" lines, extend from North Green Bay, Wisconsin to Ishpeming, Michigan; from Powers to Antoine, Michigan; from Quinnesec, Michigan to Niagara, Wisconsin; and from Cascade to Palmer, Michigan. Freight shipments over the lines consist of materials for the paper industry and high volumes of iron ore used in steel-making which are shipped from the Marquette ore range to Escanaba, Michigan for transloading to vessels. The rail lines, together with contiguous property and associated facilities, were acquired for approximately an $85.0 million cash purchase price plus provisions for labor protection and other reserves of $2.8 million and deferred acquisition costs of $0.8 million. The purchase was funded through borrowings under existing revolving credit facilities. This acquisition is referred to herein as the "Duck Creek North Acquisition".

     On January 6, 1997, two shippers on the Duck Creek North lines, Inland Steel Company and LTV Steel Company, Inc., filed a petition with the Surface Transportation Board ("STB") seeking to stay the transaction and seeking imposition of labor protective conditions. The STB denied the stay, finding a failure to demonstrate a likelihood of success on the merits. On January 28, 1997, the United Transportation Union also filed a petition seeking imposition of labor protective conditions. Both petitions are pending at the STB. The Company does not believe the outcome of either petition will have a material impact on the Duck Creek North Acquisition.

Safety Compliance Agreement with FRA

     On February 7, 1997, WCL and FV&W entered into a voluntary cooperative Safety Compliance Agreement with the Federal Railroad Administration ("FRA") pursuant to the Safety Assurance and Compliance Program ("SACP"). The SACP is a program, initiated by the FRA in March of 1995, to permit railroads and the FRA to develop and monitor agreed upon programs to improve safety conditions on a systematic basis throughout a railroad. The SACP is focusing on improving track conditions, inspection procedures and training for railroad employees. As a result of the Safety Compliance Agreement, the Company has increased capital expenditures which will improve safety and increase the utility of its track. The Company also expects certain operating expenses to increase while the track improvements are made.

English Welsh & Scottish Railway Holdings Limited

     Through December 31, 1996, WCI had invested approximately $45.0 million in EW&S for an approximate 31% ownership interest. The Company has been granted performance-based options to acquire additional shares in EW&S to compensate it for its leadership of the acquisition consortium, and has entered into a management service agreement with EW&S, under which the Company earned compensation of $0.6 million in the third quarter of 1997 and $1.8 million for the nine months ended September 30, 1997. On February 21, 1997, the Company invested an additional $8.4 million to exercise a portion of these options, increasing its equity ownership position to approximately 34%. EW&S has issued options to certain of its officers and directors, and warrants to the investment banking firm that facilitated the acquisition of EW&S. Assuming that all options and warrants are exercised, the Company's equity interest in EW&S will be approximately 34%.

Wausau/Hayward Acquisition

     On May 31, 1997, WCL began operations over 18 route miles of rail lines serving Wausau and Hayward, Wisconsin. WCL acquired the track from the UP for $3.9 million, subject to certain final adjustments. The Wausau trackage extends ten miles from Wausau to Kelly, Wisconsin, plus a two-mile branch line from Kelly to Schofield. The Hayward line extends six miles from Hayward to Hayward Junction, connecting with WCL's main line between Chicago and Superior, Wisconsin. The two line segments serve ten principal customers whose principal commodities include roofing granules, paper products, steel, lumber and building materials from Wausau and oriented board and wood chips from Hayward.

Tasrail Acquisition

     On August 27, 1997, the Company announced that a consortium including WCI, Tranz Rail, Berkshire Partners, and Fay, Richwhite & Co., Ltd. agreed to acquire the stock of Tasrail ("TAS") from the Australian government. The total purchase price is expected to be approximately US$16.5 million. TAS is part of the Commonwealth of Australia's Australian National rail network. TAS operates a vertically integrated network wholly within the State of Tasmania, and is the only commercial rail freight operator in that island state. TAS generated approximately US$16 million in revenues for its fiscal year ended June 30, 1997. In addition to the purchase price, the consortium has also committed to spend approximately US$15 million for capital expenditures over the next four years. WCTC is expected to have an investment in TAS of approximately US$5 million.

BOCT Arbitration

     On June 4, 1993, WCL was served with a complaint filed by the Baltimore and Ohio Chicago Terminal Railroad Company ("BOCT") in the United States District Court for the Northern District of Illinois, Eastern Division. In its complaint, the BOCT claimed that WCL owed BOCT for intermediate switching and car hire reclaim charges allegedly incurred from July 1988 through February 1993. Arbitration hearings were held in Chicago from October 24, 1995 to November 9, 1995. On June 10, 1996, the arbitration panel ruled in favor of BOCT. The arbitration panel's ruling, as supplemented, awarded BOCT $16.8 million of disputed switching and car hire reclaim charges, and $2.5 million of interest relating to such charges. Based upon the arbitration panel's ruling, the Company recorded pretax provisions of $15.8 million in 1996, representing amounts awarded in excess of previously recorded accruals. Additional interest through September 30, 1997 of $1,046,000 has been accrued on the unpaid award amount and is included in other interest expense in the consolidated statement of income.

     The litigation between BOCT and the Company continues. The U.S. District Court issued a final ruling on the case affirming the arbitration award on August 28, 1997. WCL appealed this ruling to the U.S. Court of Appeals in September 1997. Along with the appeal, WCL posted a $23.5 million letter of credit payable to BOCT contingent upon the outcome of the appeal. Separately, during the U.S. District Court proceedings, WCL was authorized to pursue with the STB various matters included in the dispute. In April 1997, the Company filed papers with the STB contesting substantially all BOCT switching charges.

Waukesha Environmental Matter

     On April 2, 1996, WCL received a request for documents from the U.S. Department of Justice ("DOJ") relating to the demolition of a foundry and roundhouse on the Company's property in Waukesha, Wisconsin, performed by contractors for WCL in 1993. A request for additional documents was received on November 21, 1996. WCL has complied with the requests. Previously, in March 1994, WCL had received a notice of violation of the Clean Air Act (the "Act") and the National Emission Standard for Asbestos (the "Asbestos NESHAP") promulgated thereunder from the U.S. Environmental Protection Agency ("USEPA") in connection with the demolition. The Notice of Violation alleged that the Company violated the Clean Air Act and the Asbestos NESHAP because of the failure of the demolition contractor hired by the Company to provide notice of its intent to demolish a building containing asbestos and the failure of the contractor to have on the site during demolition an authorized representative trained in NESHAP. The Notice of Violation did not specify any penalty or demand any relief. The USEPA held a conference with WCL on April 11, 1994 to discuss the notice prior to a determination of any enforcement action to be taken under section 113 of the Act. The Company has not been informed whether the 1996 request for documents is related to the 1994 Notice of Violation. In June of 1997, WCL was notified by the EPA that the DOJ had determined there was no cause to seek criminal prosecution against WCL or any individual employees. The matter has been referred to DOJ's Environmental and Natural Resources Division. If the DOJ or the USEPA determines that a civil action should be brought against the Company, the Company will vigorously defend itself. If it were to be determined that WCL violated the Asbestos NESHAP or the Act, WCL could be subject to fines of up to $25,000 per day for each violation for the Act as well as additional fines for violation of NESHAP.

Weyauwega Accident

     On March 4, 1996, the Company had a derailment in Weyauwega, Wisconsin involving thirty-five cars, fourteen of which contained propane or liquified petroleum gas and two of which contained sodium hydroxide solution. Although no one was injured in the derailment, all residents within two miles of the site were evacuated for approximately sixteen days. In addition, many structures received water damage as a result of frozen pipes. The total cost for the derailment is currently estimated at $27.3 million. The Company believes that its insurance policies will cover substantially all these costs, in excess of the $2.5 million of deductibles. During the first quarter of 1996, the Company recorded a pretax provision of $2.5 million for the combined deductibles under its property damage and liability insurance policies. The Company's Consolidated Balance Sheet includes an insurance receivable of $1.3 million as of September 30, 1997 for remaining unreimbursed claims. A complaint was filed against the Company on March 26, 1996 by nine individuals seeking to represent the class of persons who suffered damages as a result of this derailment. The complaint seeks punitive and treble damages. Any punitive and treble damages may not be covered by the Company's insurance. The amount of punitive and treble damages sought by the plaintiff has not been specified. The amount accrued for these damages is not material. The applicable standard for punitive damages is acting maliciously or in intentional disregard of the rights of the plaintiff, and the applicable standard for treble damages is willful and wanton violation of law. The Company does not believe that the facts of the accident meet these standards. All potential claimants were notified of the class action, and thirteen families and two businesses joined the lawsuit which is in discovery phase. In addition, one business has filed a separate suit for damages in the District Court of Waupaca County. It is the opinion of management that the resolution of these contingencies will not have a material adverse effect on the Company's results of operations or its financial position.

     On August 8, 1997, the National Transportation Safety Board ("NTSB") released the results of its investigation of the incident, determining that the probable cause of the accident was that a "switch point rail broke due to an undetected bolt hole crack that progressed from improper maintenance because Wisconsin Central did not ensure that the two employees responsible for inspecting the track structure were properly trained." The employees in question were each 20 year railroad veterans who met Federal Railway Administration track inspector qualifications.

Union Representation of Certain Employees

     On July 18, 1997, the National Mediation Board ("NMB") notified WCL, FV&W and SSM that its locomotive engineers and conductors had designated the Brotherhood of Locomotive Engineers ("BLE") and the United Transportation Union ("UTU"), respectively, as their collective bargaining agents. The NMB stated that among engineers, 29.7% voted in favor of the BLE and 21.6% in favor of the UTU. Among conductors, 43.6% voted in favor of the UTU and 17.0% in favor of the BLE. Under the Railway Labor Act, a plurality of votes will elect a union when 50% or more of the employees vote in favor of union representation. The designation of BLE as representative of 273 engineers and the UTU as representative of 289 conductors is the first time unions have been elected to represent employees in the Company's U.S. operations. Engineers and conductors make up approximately 27% of the approximately 2,118 employees in the Company's U.S. rail operations.

Item 2 - Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included herein.

Results of Operations: Third Quarter 1997 Compared to Third Quarter 1996

     The Company's net income for the quarter ended September 30, 1997 was $21.4 million compared to $17.1 million for the same period in 1996.

     Operating revenues. Operating revenues for the third quarter of 1997 were $85.2 million, which was $12.3 million, or 17% higher than the year-ago period. Gross revenues for the quarter ended September 30, 1997 increased in 10 of 15 commodity groups, compared with the same period in 1996. Volume, as measured by carloads handled (including as a carload each loaded trailer or container), for the quarter ended September 30, 1997 approximated 142,600 carloads compared with approximately 118,900 carloads in 1996.

     The business added by the Duck Creek North lines, which were acquired January 27, 1997, contributed to the Company's overall increases in volume and gross revenues. Metallic ore volume increased by more than 18,300 carloads, or 123%, from the same period in 1996, primarily as a result of the Duck Creek North Acquisition.

     Other large increases in revenues occurred in clay products, woodpulp, pulpboard, wood fibers, scrap and intermodal. Volume and gross revenues for clay products increased by 10% and 21%, respectively, due primarily to increased consumption of coating clays used in the paper industry. Woodpulp volume and gross revenues increased by 21% and 33%, respectively, due primarily to increased demand by the paper industry. Gross revenues for pulpboard increased by 8% primarily due to distribution changes by a major customer which resulted in higher revenue per carload. Gross revenues for wood fibers increased by 8% due primarily to increased demand by the paper industry. Volume and gross revenues for scrap increased by 7% and 9%, respectively, primarily due to increased demand for scrap steel by casting producers in the Company's operating territory, as well as increased overall market share. Intermodal volume and gross revenues increased by 17% and 28%, respectively, due to increased market share and growth in the Company's joint rate intermodal service with Canadian National Railway ("CN") which began on April 1, 1996.

     Operating expenses. Operating expenses for the third quarter of 1997 were $61.9 million, $7.0 million or 13% higher than last year. Increases in labor, materials, contract services, casualty expense and depreciation were primarily caused by increased volumes, the cooperative SACP agreement entered into with the FRA as discussed in the Notes to Consolidated Financial Statements, and the additional operations of the Duck Creek North lines. The Company's operating ratio (operating expenses as a percentage of operating revenues) was 72.6% in the third quarter of 1997, compared to 75.3% in the third quarter of 1996.

     Labor expense increased by $2.1 million or 9% in the third quarter of 1997 as compared to the same period in 1996 primarily due to a 10% increase in the work force and an average 3.5% increase in wages and salaries granted to employees at the beginning of the year, offset by a reduction in the incentive provision. Materials expense increased by $0.8 million or 14% primarily due to increased repair costs for freight cars owned by other railroads, offset by increased billings to such railroads, as well as the increased trackage and facilities associated with the Duck Creek North Acquisition. Contract services increased by $1.7 million or 61% primarily due to increased costs for contracted train crews in response to the higher volume, as well as increased track and signal maintenance associated with the increased trackage and facilities. Casualty expense increased by $2.3 million primarily due to higher personal injury claim costs than in the same period in 1996. Depreciation increased by $1.3 million or 38% primarily due to the addition of the Duck Creek North lines.

     Interest expense and income taxes. Interest expense increased $1.3 million in the third quarter of 1997 to $3.8 million, primarily due to the increased borrowings to finance the Duck Creek North Acquisition.

     The income tax provision for the third quarter of 1997 was $7.9 million, an increase of $1.6 million from the third quarter of 1996, due to the increase in pre-tax income.

     Equity in net income of affiliates. The Company's 1997 third quarter results included equity in net income of its affiliates of $9.4 million as compared to $7.5 million for the same period of 1996. The Company's equity in the net income of Tranz Rail for the third quarter of 1997 was $1.1 million, versus $1.5 million in the same quarter a year ago. The Company's equity in the net income of EW&S for the third quarter of 1997 was $8.3 million versus $6.0 million in the same quarter a year ago. The EW&S third quarter 1997 contribution includes a favorable adjustment of $1.9 million relating to EW&S's finalization of a new contract which resulted in lower track access charges. The value in US dollars of the Company's investments in companies outside the United States and of the Company's equity in the earnings of those companies will fluctuate from time to time as the value in US dollars of the currencies of those countries fluctuates. Accordingly the Company's net worth and net earnings may fluctuate as the value of those currencies fluctuates.

Results of Operations: First Nine Months of 1997 Compared to First Nine Months of 1996

     The Company's net income for the nine months ended September 30, 1997 was $59.7 million compared with $32.7 million for the same period in 1996. Net income for the first nine months of 1996 was reduced by $9.5 million due to the BOCT arbitration award and $1.5 million due to the March 1996 derailment in Weyauwega, Wisconsin, both discussed in the Notes to Consolidated Financial Statements.

     Operating revenues. Operating revenues during the nine months ended September 30, 1997 were $250.4 million compared with $208.3 million for the same period in 1996 (excluding the charges related to the BOCT arbitration ruling), an increase of 20%. Gross revenues for the nine months ended September 30, 1997 increased in 14 of 15 commodity groups compared with the same period in 1996. Volume, as measured by carloads handled (including as a carload each loaded trailer or container), for the nine months ended September 30, 1997 approximated 425,800 carloads compared with approximately 346,700 carloads in 1996, an increase of 79,100 carloads or approximately 23%.

     Metallic ore volume and gross revenues increased by 89% and 62%, respectively, due primarily to the acquisition of the Duck Creek North lines. Intermodal volume increased by approximately 10,500 carloads or 24% compared to the same period in 1996 primarily due to the new joint rate intermodal service which the Company started on April 1, 1996 together with CN, as well as increased market share.

     Other large increases in WCTC's revenue totals occurred in paper, lumber, clay products, scrap and woodpulp. Paper volume and gross revenues increased by 4% and 14%, respectively, from the year ago period, primarily due to an overall strengthening in the paper market. Volume and gross revenues for lumber increased by 10% and 16%, respectively, primarily due to increased market share and higher revenues per carload due to longer hauls. Volume and gross revenues for clay products increased by 19% and 32%, respectively, primarily due to increased demand for raw materials used in the production of roofing materials, as well as increased demand for coating clays used in the paper industry. Volume and gross revenues for scrap increased 9% and 13%, respectively, primarily due to increased demand for scrap steel by casting producers in the Company's operating territory, as well as an increased overall market share. Volume and gross revenues for woodpulp increased by 15% and 28%, respectively, primarily due to increased demand by the paper industry.

     Also contributing to operating revenues during the nine months ended September 30, 1997 were management fees received from affiliates of $2.7 million, an increase of $1.0 million from 1996. In addition, operating revenues during the first nine months of 1997 included rental income from Metra, the commuter rail system for Northeastern Illinois, of $1.4 million compared with $0.3 million during the first nine months of 1996. Metra commenced operation of a commuter service on the Company's tracks between Chicago and Antioch, Illinois in August 1996.

     Operating expenses. Operating expenses for the first nine months of 1997 were $190.9 million compared with $170.2 million for the same period in 1996, an increase of 12%. Increases in labor, fuel, equipment rents, materials, contract services and depreciation were primarily caused by increased volumes, the cooperative SACP agreement entered into with the FRA as discussed in the Notes to Consolidated Financial Statements, and the additional operations of the Duck Creek North lines. The Company's operating ratio (operating expenses as a percentage of operating revenues) was 76.2% compared to 81.7% in the first nine months of 1996 before the BOCT switching charges.

     Labor expense increased by $6.9 million or 10% in the first nine months of 1997 as compared to the same period in 1996 primarily due to a 6% increase in the work force to handle the increased volumes and an average 3.5% increase in wages and salaries granted to employees at the beginning of the year. Fuel expense increased by $1.1 million or 7% in the first nine months of 1997 as compared with the same period of 1996 primarily due to a 4% increase in fuel prices over 1996 as well as the increased volumes which led to a 3% increase in fuel consumption. Net equipment rent expense increased by $2.1 million or 10% primarily due to increased car hire costs as a result of overall increases in operating congestion in the Company's operating territory. Materials expense increased by $3.0 million or 17% in the first nine months of 1997 as compared with the same period of 1996 primarily as a result of increased costs associated with maintenance of the Company's car and locomotive fleet, as well as the increased trackage and facilities associated with the Duck Creek North Acquisition. Contract services increased by $3.8 million or 47% primarily due to increased costs for contracted train crews in response to the higher volume, as well as increased track and signal maintenance associated with the increased trackage and facilities. Depreciation increased by $3.4 million or 36% primarily due to the addition of the Duck Creek North lines.

     Interest Expense and Income Taxes. Interest expense, excluding the interest related to the BOCT arbitration ruling, increased $3.7 million in the first nine months of 1997 to $10.7 million, primarily due to the increased borrowings to finance the Duck Creek North Acquisition.

     The income tax provision for the first nine months of 1997 was $19.8 million, an increase of $13.1 million over the first nine months of 1996, due to the increase in pre-tax income.

     Equity in net income of affiliates. The Company's 1997 first nine months results included equity in net income of its affiliates of $29.6 million as compared to $22.5 million for the same period of 1996. The Company's equity in the net income of Tranz Rail for the first nine months of 1997 was $6.7 million, versus $7.5 million in the same period a year ago. The Company received a dividend in March 1997 from Tranz

Rail in the amount of $3.4 million which was recorded as a reduction of the Company's investments in affiliates. The Company's equity in the net income of EW&S for the first nine months of 1997 was $22.9 million versus $14.9 million in the same period a year ago. EW&S's 1996 contribution included less than a full nine months of results for the trainload freight companies which were acquired from British Rail on February 24, 1996. On February 21, 1997, the Company invested an additional $8.4 million in EW&S, increasing its equity ownership position from approximately 31% to approximately 34%. The value in US dollars of the Company's investments in companies outside the United States and of the Company's equity in the earnings of those companies will fluctuate from time to time as the value in US dollars of the currencies of those countries fluctuates. Accordingly the Company's net worth and net earnings may fluctuate as the value of those currencies fluctuates.

Financial Condition: September 30, 1997 Compared to December 31, 1996

     During the first nine months of 1997 the Company generated cash in the amount of $77.8 million from operations, the cash dividend received from Tranz Rail and the sale of assets and also generated $100.6 million from financing activities. These resources were used to finance the $88.9 million in cash purchase price for the Company's Duck Creek North and Wausau/Hayward line acquisitions, the additional investment in EW&S of $8.4 million and other capital-related expenditures of $76.7 million. The SACP agreement that the Company entered into with the FRA as discussed in the Notes to Consolidated Financial Statements has resulted in an increase in its 1997 roadway and structures capital expenditures.

     The Company had $261.7 million of total debt outstanding at September 30, 1997, which constituted 42.5% of its total capitalization, compared to 35.6% at December 31, 1996. At September 30, 1997, the Company's aggregate unused borrowing availability under its loan facilities totaled $60.5 million.

Disclaimer Regarding Forward-Looking Statements

     This report contains certain statements that are "forward-looking", within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other matters, the beliefs, expectations, plans and estimates of the Company with respect to certain future events, the impact of governmental regulation, the impact of litigation and regulatory proceedings, the actions to be taken by others and similar expressions concerning matters that are not historical facts. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.

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


                                               WISCONSIN CENTRAL TRANSPORTATION
                                               CORPORATION


Date: November 13, 1997                        By:  /s/ Walter C. Kelly
                                                  -----------------------------
                                                        Walter C. Kelly
                                                        Vice President, Finance


Date: November 13, 1997                        By:  /s/ Walter C. Kelly
                                                  ------------------------------
                                                        Walter C. Kelly
                                                        Chief Accounting Officer

                               INDEX TO EXHIBITS



                                                                    Sequentially
                                                                      Numbered
Exhibit No.                       Description                           Page
----------                        -----------                           ----

   11                       Statement re Computation                     18
                             of Per Share Earnings


   27                       Financial Data Schedule                      19