Form 10-K
period 1997-12-31
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 1998-03-31
CIK 874213

================================================================================

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         -----------------------------

                                   FORM 10-K

                  [X] Annual report pursuant to Section 13 or
                 15(d) of the Securities Exchange Act of 1934
                  for the fiscal year ended December 31, 1997

                                      or

          [_] Transition report pursuant to Section 13or 15(d) of the
           Securities Exchange Act of 1934 for the transition period
                 from _________________ to ___________________

                        Commission File Number 0-19150
                                               -------

                       WISCONSIN CENTRAL TRANSPORTATION
                                  CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                         Delaware                           36-3541743
             -------------------------------              --------------
             (State or other jurisdiction of             (I.R.S. Employer
              incorporation or organization)          Identification Number)

            6250 North River Road, Suite 9000
                    Rosemont, Illinois                        60018
         ----------------------------------------          ------------
         (Address of principal executive offices)           (Zip Code)

              Registrant's telephone number,
                   including area code:                   (847) 318-4600
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

                      X  YES                           NO
                     ---                            ---

Indicate by check [X] if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this is Form 10-K.[_]

The aggregate market value (based on the closing sales price on March 25, 1998 as reported by NASDAQ) of the voting stock of the registrant beneficially held by non-affiliates of the registrant was approximately $1.226 billion. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that such directors and executive officers are "affiliates" of the registrant, as that term is defined under the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of the
Registrant's Common Stock as of March 25, 1998:               51,019,083 shares

                      Document Incorporated by Reference

Certain information in the registrant's Proxy Statement for its Annual Meeting to be held May 21, 1998, to be filed pursuant to Regulation 14A, is incorporated by reference in Part III hereof.

================================================================================

                                 TABLE OF CONTENTS

                                                                         Page
                                                                         ----

      Disclaimer Regarding Forward-Looking Statements.....................  1

                                    PART I
Item
----

  1.  Business............................................................  1
  2.  Properties..........................................................  9
  3.  Legal Proceedings................................................... 11
  4.  Submission of Matters to a Vote of Security Holders................. 13
      Executive Officers of the Registrant................................ 13

                                    PART II

  5.  Market for the Registrant's Common Equity and
      Related Stockholder Matters......................................... 15
  6.  Selected Financial Data............................................. 16
  7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations................................. 18
 7A.  Quantitative and Qualitative Disclosures About
      Market Risk......................................................... 26
  8.  Financial Statements and Supplementary Data......................... 27
  9.  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure................................. 50

                                   PART III

  10. Directors and Executive Officers of the Registrant.................. 50
  11. Executive Compensation.............................................. 50
  12. Security Ownership of Certain Beneficial Owners and Management...... 50
  13. Certain Relationships and Related Transactions...................... 50

                                    PART IV

  14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..... 51

                DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS
                -----------------------------------------------

  This report contains certain statements that are "forward-looking", within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other matters, the belief, expectations, plans and estimates of the Company with respect to certain future events, the impact of governmental regulation, the cost of compliance with environmental regulations and the actions to be taken by others and similar expressions concerning matters that are not historical facts. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.

                                    PART I
ITEM 1. BUSINESS
----------------

General
-------

  Wisconsin Central Transportation Corporation ("WCTC") was incorporated under the laws of the State of Delaware in 1987. The principal offices of WCTC are located at One O'Hare Centre, Suite 9000, 6250 N. River Road, Rosemont, Illinois 60018, telephone (847) 318-4600. All dollar amounts in this report are stated in U.S. dollars unless otherwise indicated.

  WCTC is a holding company which conducts its business through subsidiaries and minority-owned corporations. Its North American rail business is conducted through its wholly owned consolidated subsidiaries, Wisconsin Central Ltd. ("WCL"), Fox Valley & Western Ltd. ("FV&W"), WCL Railcars, Inc., Sault Ste. Marie Bridge Company ("SSM"), WC Canada Holdings, Inc. ("WCCHI") and Algoma Central Railway Inc. ("ACRI"). Its transportation businesses in the United Kingdom, New Zealand and Australia (referred to herein as "international business") are conducted through minority-owned corporations held by Wisconsin Central International, Inc. ("WCI"), another wholly owned consolidated subsidiary. WCTC and its subsidiaries are referred to together as the "Company".

  The Company's North American business began when it was formed to acquire a rail system of approximately 2,000 route miles in Wisconsin, the Upper Peninsula of Michigan, northeastern Illinois and eastern Minnesota from another railroad. The Company began freight operations in 1987 with approximately 600 employees, 85 locomotives and 2,900 railcars. Since 1987, the Company has acquired additional rail lines in Wisconsin, Michigan and Ontario and increased its business from new and continuing customers. At December 31, 1997, the Company's North American rail system comprised approximately 2,925 route miles, and it had approximately 2,345 employees, 247 locomotives and 12,900 railcars. The railroad's principal gateways are Chicago, Duluth/Superior, Green Bay, Milwaukee, Minneapolis/St. Paul and Sault Ste. Marie, Ontario. These gateways permit the Company to connect with other railroads serving these locations. See "North American Business".

  The Company's international business began in 1993 when it led a consortium which acquired the government-owned rail and ferry businesses in New Zealand.
In the period from 1995 to 1997 a consortium led by the Company acquired most of the rail freight business in the United Kingdom. In late 1997 the Company led a consortium that acquired the government-owned rail lines in Tasmania, and the Company is actively seeking to participate in the privatization of additional railroad companies in Australia. See "International Business".

Developments Since January 1, 1997
----------------------------------

  Duck Creek North Acquisition

  On January 27, 1997, SSM completed the purchase of 198 route miles of railroad track and trackage rights in Wisconsin and the Upper Peninsula of Michigan. The rail lines, known as the "Duck Creek North" lines, extend from North Green Bay, Wisconsin to Ishpeming, Michigan; from Powers to Antoine, Michigan; from Quinnesec, Michigan to Niagara, Wisconsin; and from Cascade to Palmer, Michigan. Freight shipments over the lines consist of high volumes of iron ore used in steel-making which are shipped from the Marquette ore range to Escanaba, Michigan for transloading to lake vessels and materials for the paper industry. The rail lines, together with contiguous property and associated facilities, were acquired for approximately $85.0 million plus provisions for labor protection and other liabilities of $2.8 million and acquisition costs of $0.8 million. The purchase was funded through borrowings under existing revolving credit facilities. This acquisition is referred to as the "Duck Creek North Acquisition".

  Wausau/Hayward Acquisition

  On May 31, 1997, WCL began operations over 18 route miles of rail lines serving Wausau and Hayward, Wisconsin. WCL acquired the track for $3.9 million. The Wausau trackage extends ten miles from Wausau to Kelly, Wisconsin, plus a two-mile branch line from Kelly to Schofield. The Hayward line extends six miles from Hayward to Hayward Junction, connecting with WCL's main line between Chicago, Illinois and Superior, Wisconsin. The two line segments serve ten principal customers whose principal commodities include roofing granules, paper products, steel, lumber and building materials from Wausau and oriented board and wood chips from Hayward.

  Tasrail Acquisition

  In November 1997 the Company led a consortium which acquired the government-owned rail business in Tasmania, an island state of Australia, for approximately $15.4 million in a privatization transaction. The Company owns approximately 33% of the Australian company, Australian Transport Network Limited ("ATN"), which provides all the commercial rail freight service in Tasmania. ATN operates a 360 route mile rail system with approximately 180 employees, 28 locomotives and 560 railcars. The Company invested approximately $5.1 million in ATN. See also "International Business - Australia".

  Lomira Derailment

  On November 22, 1997, eleven cars of a WCL train derailed in Lomira, Wisconsin. Several of the cars collided with a portion of the wall of a nearby factory, damaging the factory, killing one factory worker and injuring four others. No lawsuits have been filed. WCL intends to use its best efforts to settle any claims that may arise as a result of this accident. See also "Insurance and Casualties" for discussion of the Company's insurance coverages.

  Safety Compliance Agreement with FRA

  On February 7, 1997, WCL and FV&W entered into a voluntary cooperative Safety Compliance Agreement with the Federal Railroad Administration ("FRA") pursuant to the Safety Assurance and Compliance Program ("SACP"). The SACP is a program, initiated by the FRA in March of 1995, to permit railroads and the FRA to develop and monitor agreed upon programs to improve safety conditions on a systematic basis throughout a railroad. The SACP is focusing on improving track conditions, inspection procedures and training for railroad employees. As a result of the Safety Compliance Agreement, the Company increased capital expenditures to improve safety and increase the utility of its track. The Company also incurred certain additional operating expenses related to the disruption of regular train service while the track improvements were made. On February 8, 1998, the parties agreed to extend the Safety Compliance Agreement for an additional one year period. The Company expects its increased level of capital spending and operating expenses to continue during this extension period.

  Union Election

  In July 1997, the National Mediation Board ("NMB") notified WCL, FV&W and SSM that its locomotive engineers and conductors had designated the Brotherhood of Locomotive Engineers ("BLE") and the United Transportation Union ("UTU"), respectively, as their collective bargaining agents. The NMB stated that among engineers, 29.7% voted in favor of the BLE and 21.6% in favor of the UTU. Among conductors, 43.6% voted in favor of the UTU and 17.0% in favor of the BLE.
Under the Railway Labor Act, a plurality of votes will elect a union when 50% or more of the employees vote in favor of union representation. WCL, FV&W and SSM are in the process of negotiating initial agreements with the UTU and BLE. See also "Employee Relations."

North American Business
-----------------------

  Operations

  The Company's North American business has grown over the past five years as a result of acquisitions and increased business from existing customers as is shown in the following table:

                                        1997       1996           1995       1994       1993
                                     ---------  --------       ---------  ---------  ---------
Operating revenues (in thousands)..  $333,510   $278,397  (1)  $264,127   $211,839   $151,866
 Annual growth.....................      19.8%       5.4%          24.7%      39.5%      22.1%
Total carloads (number)............   565,625    464,149        436,286    358,825    257,326
 Annual growth.....................      21.9%       6.4%          21.6%      39.4%      25.2%
Average number of employees........     2,254      2,086          1,970      1,575      1,185
 Annual growth.....................       8.1%       5.9%          25.1%      32.9%      17.2%
Operating ratio (2)................      76.7%      81.3%          75.7%      73.9%      76.9%

--------------------


(1) Excludes the disputed switching charges of $13.3 million discussed in Note 17 to the consolidated financial statements included in Item 8.
(2) Operating ratio represents operating expenses as a percentage of operating revenues. The 1996 percentage excludes the disputed switching charges of $13.3 million discussed in Note 17 to the consolidated financial statements included in Item 8.

    The Company's operating philosophy emphasizes safety, customer service and high productivity from its employees. The Company uses primarily two and three person train crews, with an average crew size of 2.2 persons. Employees are paid on a salaried basis. The Company follows a program of cross-training its employees to perform a number of related functions.

  The following table summarizes the Company's North American work force by function:

                          Average Number of Employees

                                              Year Ended December 31,
                                         ---------------------------------
                                          1997   1996  1995   1994   1993
                                         -----  ----- -----  -----  -----
General and administrative.............    175    175    176    150    125
Engineering (maintenance of way).......    761    640    580    463    352
Mechanical (maintenance of equipment)..    438    411    414    332    253
Transportation.........................    880    860    800    630    455
                                         -----  -----  -----  -----  -----
 Total.................................  2,254  2,086  1,970  1,575  1,185
                                         =====  =====  =====  =====  =====

  The Company serves a competitive market area in North America which dictates the need for consistent, high quality train service. The Company's North American rail network is divided into 14 main lines and 17 secondary lines. Main lines are those with the heaviest use, while secondary lines provide service to on-line customers. Train service is provided seven days per week on main lines and five or six days per week on secondary lines. The Company's train service is designed to provide a flow of cars from key origination points at least once every 24 hours. This flow moves on scheduled trains between specified locations, exchanging or adding cars at each stop.

  Under the current regulatory framework in North America, shipments by rail can move either under a tariff or under a transportation contract. Shipments performed under contract, generally one year in duration, make up approximately two-thirds of the Company's North American business. These contracts generally have cost escalation clauses based on various indices that are representative of the related costs. The Company's transportation contracts also typically provide that a specified percentage of a customer's particular commodity must be shipped pursuant to the contract. Payments are due from customers upon receipt of billing. In general, where a shipment involves more than one railroad, the carrier delivering to the final destination receives and then distributes payment for all of the participating carriers. Payments due to and from other railroads are netted on a monthly basis.

  Customers and Traffic

  The volume of the Company's North American business, as measured by carloads handled (including as a carload each loaded trailer or container), was 565,625 carloads in 1997 generating $324.6 million in gross revenues. Of these carloads, 84.9% were originating or terminating business (i.e. business to or from a point on the Company's lines) or local business (i.e., business which both originates and terminates on the Company's lines). This percentage is higher than in 1996 (78.3%) and 1995 (76.5%) due to the high percentage of originating and terminating carloads handled on the Duck Creek North lines acquired in 1997. The Company believes that this high percentage of originating, terminating and local business gives its traffic added stability, due to the Company's marketing-oriented approach and its ability to customize service for customers within its territory. The remainder of the Company's North American business was overhead. Overhead business is received from other railroads at interchange points in the Company's territory and moved to another point in the territory for interchange to another railroad. The Company's ability to handle certain overhead business is restricted by contract. See Item 2. "Properties".

  The following table shows the composition of the Company's North American 1997 traffic by class:

                             1997 Volume by Class

                                  Carloads          Gross Revenues
                               --------------      -----------------
                                        % of       Dollars in  % of
                               Number   Total       millions   Total
                               -------  -----       --------   -----
Local...................       186,306   32.9%       $ 70.7     21.8%
Originating.............       113,726   20.1          81.9     25.2
Terminating.............       180,287   31.9         132.7     40.9
Overhead................        85,306   15.1          39.3     12.1
                               -------  -----        ------    -----
  Total.................       565,625  100.0%       $324.6    100.0%
                               =======  =====        ======    =====

  The 25 largest customers of the Company's North American business accounted for approximately 65% of its volume and gross revenues in 1997. Ten shippers (Consolidated Papers, Inc., Cleveland-Cliffs, Inc., The Mead Corporation, Algoma Steel Inc., Champion International Corp., Quad/Graphics, Wisconsin Public Service Corporation, Georgia Pacific Corp., Kimberly Clark Corp. and Noranda, Inc.) accounted for approximately 41% of the Company's gross revenues in North America in 1997. The Company's volume is subject to general economic conditions and specific situations within customers' respective industries as well as generally to the effects of competition.

  Commodities Base

  The Company transports a wide variety of commodities for its North American customers. The following table summarizes the Company's North American volume for 1997 by commodity group. A discussion of the individual commodity groups follows the table.

                           1997 Commodity Group Mix

                                      Carloads          Gross Revenues
                                   --------------      -----------------
                                            % of       Dollars in  % of
                                   Number   Total       millions   Total
                                   -------  -----       --------   -----
Minerals.........................  237,238   41.9%       $ 97.8     30.1%
Paper and other forest products..  152,504   27.0         131.3     40.4
Intermodal.......................   71,034   12.6          15.0      4.6
Industrial products..............   56,621   10.0          47.6     14.7
Food and grain...................   25,408    4.5          17.2      5.3
Other............................   22,820    4.0          15.7      4.9
                                   -------  -----        ------    -----
  Total..........................  565,625  100.0%       $324.6    100.0%
                                   =======  =====        ======    =====

  Minerals. Minerals accounted for 41.9% of the Company's North American volume and 30.1% of its gross revenues in 1997. The principal minerals hauled by the Company in its North American operations are metallic ore, coal, clay products and roofing granules. The Company gained significant metallic ore business as a result of the Duck Creek North Acquisition. Metallic ore consists primarily of shipments to steel producers in Ontario and Ohio as well as shipments to Escanaba, Michigan for transloading to lake vessels. Prior to November 1997, the Company, together with the Southern Pacific Lines ("SP"), also handled metallic ore movements from the upper Midwest to Geneva Steel's plant in Utah under a five year contract which was to end in 1999. As a result of the merger of the Union Pacific Corporation ("UP") and SP, UP now has a more direct route and has been handling this entire movement since November 1997. In March 1998, the Company sold the contract to UP for $5.4 million, payable in two equal installments in March 1998 and March 1999.

  Low sulfur coal is carried inbound to electric utility plants in Wisconsin and high sulfur coal is carried inbound to paper companies and other industries in Wisconsin. Inbound clay products are used in paper production by the Company's customers. Outbound roofing granules originate at manufacturing facilities in Wisconsin. Other mineral products carried by the Company are sand and stone.

  Paper and Other Forest Products. Paper and other forest products accounted for 27.0% of the Company's North American volume and 40.4% of its gross revenues in 1997. Paper and other forest products carried by the Company include a wide variety of paper products, woodpulp, pulpboard (a packaging material), lumber and wood fibers. The Company provides direct rail service to major woodpulp and paper manufacturers in central and northeastern Wisconsin, the Upper Peninsula of Michigan and Ontario. The distribution and marketing patterns for different types of forest products vary, as do the seasonality and cyclicality of the markets. Much of the Company's forest products business generally follows the cycles of the paper business. Generally, this commodity grouping is influenced by the paper production levels in the territories the Company serves.

  Intermodal. Intermodal volume consists of over-the-road trailers and shipping containers hauled on railroad flat cars. The trailer and container business handles truck-competitive, time-sensitive commodities. This business represented 12.6% of the Company's volume and 4.6% of its gross revenues in 1997. The Company has intermodal facilities in Chicago, Illinois and in Arcadia, Green Bay, Neenah and Stevens Point, Wisconsin. In April 1996, the Company joined with Canadian National Railways ("CN") to create a joint rate intermodal service agreement that provides U.S. and Canadian customers with transit time savings in the Chicago/Western Canada corridor by utilizing the Company's lines which offer the shortest mileage from Chicago to Superior. In November 1997, the Company and CN converted the joint rate intermodal service agreement to a haulage arrangement. Intermodal units subject to the haulage agreement with CN are not included in the Company's business volume. Revenue from the haulage agreement is included in other operating revenues.

  Industrial Products. Industrial products accounted for 10.0% of North American business volume and 14.7% of its gross revenues in 1997. Industrial products hauled by the Company include chemicals and petroleum products, which are hauled inbound to paper companies and fertilizer distributors served by the Company, and steel, which is hauled primarily from Canadian producers to various points throughout North America.

  Food and Grain. Food and grain products totaled 4.5% of the Company's volume and 5.3% of its gross revenues in 1997. Corn, barley, malt and canned and frozen vegetables make up the bulk of this group.

  Other. Other commodities accounted for 4.0% of North American business volume and 4.9% of gross revenues in 1997. Other commodities include waste and scrap and miscellaneous freight.

  Seasonality

  The Company's gross revenues from quarter to quarter during the course of a year have not historically been subject to significant seasonal changes. The Company's operating expenses for the first quarter historically have been somewhat higher than for any other quarter, primarily due to adverse weather conditions.

  Competition

  The Company's railroad operations in North America are subject to competition from trucks, other rail carriers and lake vessels. Competition with rail carriers and lake vessels is usually based on price, while competition with trucks can be based on price, service or both. Trucks are the dominant competition to the Company, competing actively for shipments of nearly all commodities handled by the Company, especially intermodal traffic and paper products. Rail competition exists principally in the Duluth/Superior to Chicago corridor. Lake vessels generally compete for bulk commodities such as coal and ore. The Company's pricing and service decisions are also impacted by competition among the Company's customers and their competitors, as the Company must provide pricing and service that help keep its customers competitive in the market.

  Marketing

  The Company emphasizes superior service to its customers and has created a marketing organization designed to identify and quickly respond to customers' needs. The Company structures its services to provide consistent transit times and ready availability of quality equipment. The Company's marketing strategy includes the creation of an atmosphere of decentralized pricing authority to enable marketing personnel with specific market knowledge and direct customer contact to make pricing decisions within established guidelines. This quick and independent reaction to market opportunities, together with clear delegation of authority and responsibility, provides for effective customer relations and enables the Company to retain and increase its base of business. In recognition of the Company's excellent service during the years 1988 through 1996, Distribution, a respected trade publication, presented the Company with its "Quest for Quality" award for each of those years. The award for 1997 has not yet been presented. The award is based on customer surveys encompassing service, equipment, convenience, price and sales criteria. The Company has also received many awards from its customers recognizing its excellent service.

  Employee Relations

  At December 31, 1997, the Company employed 2,345 full-time employees, including 24 on temporary assignments. Except for ACRI and a minor hold-over representation of certain FV&W employees, the Company's employees had not been represented by collective bargaining organizations prior to 1997. As a result of the union election described under "Developments Since January 1, 1997", as of December 31, 1997, 372 of WCL's, FV&W's and SSM's conductors are represented by the UTU and 280 of WCL's, FV&W's and SSM's engineers are represented by the BLE. WCL, FV&W and SSM are in the process of negotiating initial agreements with the UTU and BLE. ACRI is also in the process of negotiating new agreements with collective bargaining organizations representing ACRI employees. Approximately 40% of the employees of the Company's railroads were represented by collective bargaining organizations as of December 31, 1997.

  The Company's employees, after meeting certain requirements and subject to current union negotiations, are eligible to participate in the Company's employee stock purchase plans, savings plans and bonus plans.

  Environmental Matters

  The Company's North American operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations, which are implemented principally by the U.S. Environmental Protection Agency ("USEPA") and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture, handling, transportation, storage and disposal of certain substances. One such law, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), which is also known as the "Superfund" law, generally imposes joint and several liability for clean-up and enforcement costs, without regard to fault or the legality of the original conduct, on current and predecessor owners and operators of a site. Much of the Company's real property has been used for industrial purposes or leased to commercial and industrial companies whose activities may have resulted in discharges onto the property. Consequently, the Company's railroads may be responsible under CERCLA and other applicable federal and state statutes for all or a part of the costs to clean up sites at which contaminants have been released by them, their lessees, predecessor owners or lessees of properties, or other third parties. Prior owners of a majority of the Company's rail operating properties have agreed to indemnify the Company with respect to contamination or non-compliances with environmental laws arising prior to the Company's acquisition of the subject sites. The Company and one of these prior owners presently disagree over the application of the indemnity to certain specific sites. In addition, several of the states in which the Company's railroads operate make available reimbursement programs for clean-up of contamination.

  The Company believes that the operations of its railroads are in material compliance with current laws and regulations. The Company estimates that any expense incurred in maintaining compliance with current laws and regulations will not have a material effect on the Company's earnings or capital expenditures. However, there can be no assurance that the current regulatory requirements will not change, or that currently unforeseen environmental incidents will not occur, or that past non-compliance with environmental laws will not be discovered on the Company's rail operating properties that may not be subject to indemnification or reimbursement of remediation costs.

  Regulation

  In addition to environmental, safety and other regulation applicable to all businesses, railroads are subject to regulation by federal agencies, primarily the Surface Transportation Board ("STB") and the FRA, and by state departments of transportation and some other state and local regulatory agencies. (ACRI's operations are subject to Canadian rail regulations which are generally similar to, but differ in certain respects from, their U.S. counterparts. Only U.S. regulation is described below.) The STB has jurisdiction over, among other things, prices charged for services and service levels. It also has jurisdiction over acquisition, extension or abandonment of rail lines, consolidation, merger, or acquisition of control of rail common carriers, and the imposition of labor protection conditions in connection with some of the foregoing. The FRA has jurisdiction over railroad track, equipment and operating safety standards. State agencies regulate certain local safety issues, such as adequacy of grade crossings.

  Generally, a railroad is free to adjust the level of prices on its business without regulatory restrictions. In those instances in which a railroad is found not to face effective competition and found to have prices which yield revenue in excess of a prescribed revenue-to-variable-cost ratio, the STB has authority to investigate the reasonableness of the prices. In addition to maximum price regulation, an individual railroad's ability to adjust its prices is constrained by the regulation of prices that apply to business interchanged between railroads.

  For purposes of rail regulation, the STB classifies railroads by revenues, with the largest, most regulated railroads being referred to as "Class I" railroads and smaller railroads being referred to as "Class II" or "Class III" railroads. WCL and FV&W are classified as Class II railroads, while SSM is classified as a Class III railroad.

  On February 7, 1997, WCL and FV&W entered into a cooperative Safety Compliance Agreement with the FRA pursuant to the SACP, as described under "Developments Since January 1, 1997".

  Insurance and Casualties

  Insurance. The Company maintains $125.0 million in third party liability insurance coverage for personal injuries, including death, property damage and other specified risks of its operations in excess of a self-insured retention of $2.0 million per occurrence (except for ACRI which has a self-insured retention of $0.5 million per occurrence). The Company also maintains $20.0 million in all risks property damage coverage, including property of shippers, in excess of retentions of $1.0 million per occurrence with respect to rail accidents and $50,000 per occurrence with respect to non-rail incidents. In addition, the Company maintains $25.0 million in directors' and officers' liability insurance with a Company retention of $350,000. The Company believes its insurance is appropriate in light of its experience and the experience of the rail industry. However, the Company can give no assurance as to the adequacy, availability or cost of insurance in the future.

  Weyauwega Derailment. On March 4, 1996, WCL had a derailment in Weyauwega, Wisconsin involving thirty-five cars, fourteen of which contained propane or liquified petroleum gas and two of which contained sodium hydroxide solution. Although no one was injured in the derailment, all residents within two miles of the site were evacuated for approximately sixteen days. In addition, many structures received water damage as a result of frozen pipes. The total cost for the derailment is currently estimated at $27.4 million. The Company believes that its insurance policies will cover substantially all these costs, in excess of the $2.5 million of deductibles. During the first quarter of 1996, the Company recorded a pretax provision of $2.5 million for the combined deductibles under its property damage and liability insurance policies. Through December 31, 1997, the Company had funded approximately $26.3 million in costs incurred as a result of this derailment. The Company's consolidated balance sheet includes an insurance receivable of $1.3 million as of December 31, 1997 for remaining unreimbursed claims. Through December 31, 1997, the Company had successfully resolved substantially all claims related to the derailment. See also Item 3. "Legal Proceedings".

  Lomira Derailment. See "Developments Since January 1, 1997".

International Business

  The Company's international business is currently conducted in the United Kingdom, New Zealand and Australia.

  United Kingdom

  The Company owns approximately 34% of English, Welsh & Scottish Railway Holdings Limited ("EWS") which provides most of the rail freight services in Great Britain, operates freight trains through the English Channel tunnel and carries mail for the Royal Mail. The EWS businesses were acquired from British Rail in privatization transactions in the period from late 1995 to late 1997, with the acquisition of the principal rail freight business occurring in February 1996. EWS has approximately 7,100 employees, 1,018 locomotives and 22,800 railcars. The Company participates in the management of EWS by furnishing executive talent and consulting services. In addition, four of the nine directors of EWS are also directors of the Company, and the Company's chairman is the chairman and chief executive officer of EWS. The Company has been granted performance-based options to acquire additional shares in EWS to compensate it for its leadership of the consortium. EWS's total operating revenues for 1997 were approximately $855 million. The Company has invested approximately $53.4 million in EWS through December 31, 1997. The Company accounts for its investment in EWS under U.S. generally accepted accounting principles ("GAAP") utilizing the equity method of accounting. The Company's results included equity in the net income of EWS for 1997 of $29.9 million.

  New Zealand

  The Company currently owns approximately 23% of the New Zealand company, Tranz Rail Holdings Limited ("Tranz Rail"), which operates a 2,400 route mile freight and passenger rail business, an interisland ferry business and a trucking business with a total of approximately 4,600 employees, 530 locomotives and self-propelled passenger cars, 6,700 railcars, 300 trucks and four ferry vessels. The Company participates in the management of Tranz Rail by furnishing executive talent and consulting services. In addition, six of ten directors of Tranz Rail are also directors of the Company, and the Company's chairman is also the chairman of Tranz Rail. Tranz Rail's total operating revenues for 1997 were approximately $382 million. The Company has invested approximately $22.2 million in Tranz Rail, and it has received from Tranz Rail approximately $24.4 million in proceeds from return of capital and dividends through December 31, 1997.

  Tranz Rail completed an initial public offering of its common stock on June 18, 1996 and is listed on the NASDAQ stock market in the United States and on the New Zealand stock exchange in New Zealand. Total market capitalization of Tranz Rail as of December 31, 1997 was approximately $486.1 million. The

Company accounts for its investment in Tranz Rail under U.S. GAAP utilizing the equity method of accounting. The Company's results included equity in the net income of Tranz Rail for 1997 of $8.7 million.

  Tranz Rail is subject to the reporting requirements of the Securities Exchange Act of 1934 applicable to a foreign private issuer, and, accordingly, files certain reports and other information with the Securities and Exchange Commission.

  Australia

  As described under "Developments Since January 1, 1997", in late 1997 the Company led a consortium that acquired the government-owned rail business in Tasmania, an island state of Australia, through ATN. The Company owns 33% of ATN, and Tranz Rail owns another 27%. The Company has been granted options to acquire additional shares in ATN to compensate it for its leadership of the consortium. The Company participates in the management of ATN by furnishing consulting services. In addition, five of the nine directors of ATN are also directors of the Company, and the Company's chairman is also the chairman of ATN. ATN is actively seeking to participate in the privatization of additional government-owned railroad companies in Australia. The Company accounts for its investment in ATN under U.S. GAAP utilizing the equity method of accounting.


ITEM 2. PROPERTIES

  The Company's principal North American properties are 2,722 route miles of operating rail lines (1,815 route miles of main lines and 907 route miles of secondary lines), 203 route miles of trackage rights (contractual rights to operate over lines of railroad owned by others), associated yards, terminals, repair facilities and contiguous real estate. The following table sets forth the Company's operating rail lines:

                                  Owned
                         -----------------------
                         Main   Secondary  Total  Trackage    Total
                         Lines    Lines    Owned   Rights   Operated
                         -----    -----    -----   ------   --------
WCL....................  1,079     726     1,805      185     1,990
FV&W...................    292     108       400       15       415
ACRI...................    295      26       321        1       322
SSM....................    149      47       196        2       198
                         -----    ----     -----   ------     -----
  Total................  1,815     907     2,722      203     2,925
                         =====    ====     =====   ======     =====

  The Company also owns 113 route miles of abandoned rail lines and rail lines not currently operated.

  The majority of the Company's main line from Chicago to Stevens Point, Wisconsin (238 route miles) is in FRA Class IV condition, permitting speeds up to 50 m.p.h. for freight trains. The Company's other main lines are primarily FRA Class III lines, permitting speeds up to 40 m.p.h., and the Company considers them appropriate to handle current and expected traffic on those lines. Secondary lines are primarily FRA Class II lines, permitting speeds up to 25 m.p.h., which the Company also considers appropriate for current and expected traffic volume. Class designations of rail lines are made or revised based on track inspections. Additionally, all of the main lines are inspected with an electronic rail defect detector car at least once annually. The Company's maintenance and track improvement plans are designed to preserve class designations at least at their present levels.

  The Company has trackage rights that provide the Company access into Chicago, Duluth/Superior, Milwaukee and Minneapolis/St. Paul. The Company's trackage rights include restrictions on the use of rail lines into Milwaukee and Minneapolis/St. Paul. The effect of these restrictions is that the Company cannot use the lines to access those locations to handle most overhead business. The Company also has rights under various leases, joint facility agreements and transportation contracts. The Company is a lessee of locomotives, railcars and maintenance equipment. The Company's joint facility agreements include various operating and maintenance agreements with other railroads under which certain railroad properties (such as track, switches, crossings, interchanges and bridges) are jointly used and maintained.

  The Company owns and operates car and locomotive repair facilities located in Fond du Lac, Stevens Point and Green Bay, Wisconsin, Gladstone and Escanaba, Michigan and Sault Ste. Marie, Ontario. These facilities service the Company's locomotives and railcars and offer equipment repair services to other carriers and the Company's customers. The Company also owns a metallic ore transload dock and storage facility in Escanaba, Michigan. The ore dock site includes a pier used to transload iron ore into cargo ships which are docked at the pier. The pier is capable of docking four ships at a time.

  At December 31, 1997, the Company's equipment fleet consisted of 247 locomotives (181 owned and 66 leased) and 12,857 freight cars (5,102 owned and 7,755 leased). The average age of the locomotives and freight cars in the Company's fleet is 32 years and 21 years, respectively. Despite their age, the Company's locomotives and freight cars have achieved good availability, primarily as a result of the Company's preventive maintenance program. Of the Company's current fleet of locomotives and freight cars, 56% and 57%, respectively, were acquired new or have been rebuilt or received a major overhaul since 1987. The Company's availability rates with respect to its locomotive and railcar fleet were 88.7% and 97.9%, respectively, in 1997.

  The Company owns various parcels of non-operating real estate that are contiguous to its rail lines. Some of this real estate is leased to third parties, on varying terms, and has generated lease income of $1.4 million, $1.4 million and $1.3 million in 1997, 1996 and 1995, respectively. In addition, the Company has, since inception, sold certain of its excess assets. The proceeds and pre-tax gains recognized with respect to these sales from 1993 through 1997 are as follows:

                                                   Year Ended December 31,
                                            -------------------------------------
                                            1997    1996    1995    1994    1993
                                            -----  ------  ------  ------  ------
                                                       (in thousands)
Proceeds from sales of excess assets......  $ 847  $1,210  $2,279  $1,236  $1,909
Pre-tax gain from sales of excess assets..    682   1,015     794   1,036   1,735

  The Company's strategy is to sell excess assets, but there can be no assurances as to the Company's ability to sell its remaining excess assets or as to the prices the Company will receive if and when it sells excess assets.

  The quality of the Company's title to its owned rights-of-way varies. The Company's properties were acquired by its predecessors over extended periods of time and by different companies. Accordingly, the original conveyancing documents were not standardized and are subject to judicial interpretation as to the interest conveyed to the original acquiring railroad. In cases involving other railroads, deeds have sometimes been construed to create either an easement for railroad purposes or an ownership interest that terminated upon the cessation of use for railroad purposes. At the time of each acquisition of rail properties, the Company obtained either a representation from the seller or title insurance (or both) to the effect that the Company would have sufficient interest in the acquired properties to operate a railroad. However, if the Company ceases to operate its railroad over a parcel, the Company's interest in the parcel could revert to adjacent landowners or to others holding a reversionary interest. In Wisconsin, the Company's right to dispose of property is limited by a Wisconsin statute that gives the state the right of first refusal with respect to any property to be sold by a railroad. Because of their age, buildings and structures on the Company's rail properties are also often subject to historical preservation review prior to disposition.

  In the acquisition of the Company's various North American rail lines, the sellers typically retained mineral rights and rights to a portion of the revenues from fiber optic cable easements. The Company's share of revenue from fiber optic cable easements has been insignificant.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     Employees of the Company's railroads are covered by the Federal Employers' Liability Act ("FELA"), as opposed to state workers' compensation systems. Under FELA, damage awards for injuries and deaths of railroad employees are settled by negotiation or litigation based on the comparative negligence of the employee and the employer and are not subject to limitations on the amount of recovery (as recoveries are under workers' compensation systems).

     The Company's railroads are currently subject to a number of claims and legal actions that arose in the ordinary course of business, including FELA claims by their employees and personal injury claims (including wrongful death claims) by third parties. The Company believes these claims, taking into account reserves and applicable insurance, will not have a material adverse effect on the Company. Adverse judgments with respect to these claims, individually or in the aggregate, in excess of related reserves and applicable insurance, could have a material adverse effect on the Company's financial position.

     In connection with the March 4, 1996 derailment in Weyauwega, Wisconsin, a complaint was filed against WCL on March 26, 1996 by nine individuals seeking to represent the class of persons who suffered damages as a result of this derailment. After all potential claimants were notified, thirteen families and two businesses joined the lawsuit. In January 1998, the lawsuit was settled as to all plaintiffs. In addition, two businesses have filed separate suits for damages, one in the Circuit Court of Waupaca County, Wisconsin and the other in the U.S. District Court for the Eastern District of Wisconsin. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company's financial position or its annual financial results of operations.

     On June 4, 1993, WCL was served with a complaint filed by the Baltimore & Ohio Chicago Terminal Railroad Company ("BOCT") in the United States District Court for the Northern District of Illinois, Eastern Division. In its complaint, the BOCT claimed that WCL owed BOCT for intermediate switching and car hire reclaim charges allegedly incurred from July 1988 through February 1993. Arbitration hearings were held in 1995, and in June 1996, the arbitration panel ruled in favor of BOCT. The arbitration panel's ruling awarded BOCT $16.8 million of disputed switching and car hire reclaim charges, and $2.5 million of interest relating to such charges. Based upon the arbitration panel's ruling, the Company recorded pretax provisions of $15.8 million in 1996, representing amounts awarded in excess of previously recorded accruals. In April 1997, WCL filed a petition with the STB contesting substantially all BOCT switching charges. That matter is pending before the STB. The U.S. District Court issued a final ruling on the case affirming the arbitration award on August 28, 1997. WCL appealed this ruling to the U.S. Court of Appeals in September 1997. Along with the appeal, WCL posted a $23.5 million letter of credit to cover amounts that may be payable to BOCT if the appeal is unsuccessful. Separately, during the U.S. District Court proceedings, WCL was authorized to pursue with the STB various matters included in the dispute.

     In October 1995, the Circuit Court of Dane County ruled in favor of a Wisconsin Department of Revenue ("WDR") retroactive assessment of personal property taxes for the tax years 1990 through 1993 against all Wisconsin railroads, including WCL and FV&W. WCL, FV&W and the other railroads involved intend to appeal the statutory law rulings. As a result of the ruling, the Company recognized the $3.0 million retroactive assessment, as well as accrued interest of $0.7 million, in its 1995 consolidated statement of income. The railroads, including WCL and FV&W, have also filed suits in state courts which allege discrimination in the assessment of taxes. WCL and FV&W have separately filed suit challenging other WDR tax valuation practices with respect to their 1994 through 1997 tax bills.

     WCL and FV&W have been named as "potentially responsible parties" under state spill statutes or CERCLA with respect to contamination at a number of sites on their properties. As a potentially responsible party, WCL or FV&W as the owners or lessees of these sites have been identified by state or federal environmental authorities as parties that may have an obligation (jointly and severally with predecessor and concurrent owners and lessees and other third parties) to pay for the cost of remediation of those sites. However, the Company believes that any expenses it may incur in connection with the cleanup of such sites will not have a material adverse effect on its financial condition or annual financial results of operations. As part of its normal operations, the Company's railroads transport hazardous materials from time to time, which may expose them to claims and potential liability for injuries to employees, other persons, property and the environment.

     On April 2, 1996, WCL received a request for documents from the U.S. Department of Justice ("DOJ") relating to the demolition of a foundry and roundhouse on WCL's property in Waukesha, Wisconsin, performed by contractors for WCL in 1993. A request for additional documents was received on November 21, 1996. WCL has complied with the requests. Previously, in March 1994, WCL had received a Notice of Violation of the Clean Air Act (the "Act") and the National Emission Standard for Asbestos (the "Asbestos NESHAP") promulgated thereunder from the USEPA in connection with the demolition. The Notice of Violation alleged that WCL violated the Clean Air Act and the Asbestos NESHAP because of the failure of the demolition contractor hired by WCL to provide notice of its intent to demolish a building containing asbestos and the failure of the contractor to have on the site during demolition an authorized representative trained in NESHAP. The Notice of Violation did not specify any penalty or demand any relief. The USEPA held a conference with WCL on April 11, 1994 to discuss the Notice of Violation prior to a determination of any enforcement action to be taken under section 113 of the Act. WCL has not been informed whether the 1996 request for documents is related to the 1994 Notice of Violation. In June 1997, WCL was notified by the EPA that the DOJ had determined there was no cause to seek criminal prosecution against WCL or any individual employee. On March 10, 1998, the Company received notice that the DOJ is considering a federal court action against WCL seeking injunctive relief and civil penalties in an unspecified amount, unless the matter is settled. WCL plans to seek a reasonable settlement and to defend itself vigorously if such a settlement is not possible. If it were to be determined that WCL violated the Asbestos NESHAP or the Act, WCL could be subject to fines of up to $25,000 per day for each violation.

     On December 15, 1997, the State of Wisconsin enacted a law prohibiting the use of single person crews on locomotives and trains operating in Wisconsin. On December 31, 1997, WCL, along with the Burlington Northern Sante Fe, UP and Soo Line Railroad Company filed a Complaint in the U.S. District Court for the Eastern District of Wisconsin seeking to have the state statute deemed, among other things, preempted by Federal law. If the statute is determined to be valid, it would restrain future ability of the Company's railroads to undertake single person crew operations in Wisconsin.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The following table sets forth information about each person who serves as one of the Company's executive officers:

                          Age as of
        Name            March 1, 1998                    Position with Company
        ----            -------------                    ---------------------

Edward A. Burkhardt          59        Chairman, President and Chief Executive Officer
Thomas F. Power, Jr.         57        Executive Vice President and Chief Financial Officer
J. Reilly McCarren           41        Executive Vice President and Chief Operating Officer, WCL,
                                          FV&W, ACRI and SSM
Walter C. Kelly              54        Vice President, Finance
Glenn J. Kerbs               57        Vice President, Engineering, WCL, FV&W, ACRI and SSM
William R. Schauer           53        Vice President, Marketing, WCL, FV&W, ACRI and SSM
J. Edward Terbell            45        Vice President and General Manager, WCL,  FV&W, ACRI
                                          and SSM
Robert F. Nadrowski          51        Vice President, Mechanical, WCL, FV&W, ACRI and SSM
Earl J. Currie               58        Vice President, Planning
Richard P. White             52        Vice President, Human Resources
Marty J. Mickey              35        Treasurer



     Mr. Burkhardt has served as a director, President and Chief Executive Officer of the Company since its formation in 1987. He was elected to the additional position of Chairman in January 1996. He serves as a director and the President and Chief Executive Officer of each of the Company's subsidiaries. Mr. Burkhardt is also a director and Chairman of the Board of Tranz Rail, a director and Chairman and Chief Executive Officer of EWS and a director and the Chairman of the Board of ATN. He is also the President and Treasurer of the San Luis Central Railroad Company. From 1967 to 1987, Mr. Burkhardt was employed by Chicago and North Western Transportation Company ("CNW"), most recently as Vice President, Transportation. Mr. Burkhardt has 37 years of railroad management experience.

     Mr. Power has served as a director, Executive Vice President and Chief Financial Officer of the Company since its formation in 1987. He serves as Executive Vice President and Chief Financial Officer of each of the Company's subsidiaries and as a director of each of the Company's subsidiaries other than ACRI and WCCHI. Mr. Power also serves as a director of Tranz Rail, EWS and ATN. From 1985 to 1987, Mr. Power was self-employed. From 1970 to 1985, Mr. Power was employed by the Chicago, Milwaukee, St. Paul and Pacific Railroad Company ("Milwaukee Road"), most recently as Chief Financial Officer. Mr. Power has 30 years of railroad management experience.

     Mr. McCarren has served as Executive Vice President and Chief Operating Officer of the Company's operating subsidiaries since July 8, 1996. From 1990 to 1996, Mr. McCarren served as President of Gateway Western Railway Company. From 1988 to 1990, Mr. McCarren served as the General Superintendent - Transportation for the Chicago, Missouri and Western Railway. From 1978 to 1988, Mr. McCarren held various operating positions with Conrail. Mr. McCarren has 19 years of railroad management experience.

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

     Mr. Kerbs has served as Vice President, Engineering, of the Company's operating subsidiaries since 1987. From 1974 until 1987, Mr. Kerbs was employed by CNW, most recently as Director of Maintenance Operations. Mr. Kerbs has 33 years of railroad management experience.

     Mr. Schauer has served as Vice President, Marketing, of the Company's operating subsidiaries since October 1988, and served as Assistant Vice President, Marketing, of WCL from 1987 until October 1988. From 1986 until 1987, Mr. Schauer was employed by CNW as General Marketing Manager. From 1963 to 1985, Mr. Schauer was employed by the Milwaukee Road in various positions, most recently as Director of Marketing and Pricing. Mr. Schauer has 23 years of railroad management experience.

     Mr. Terbell has been employed as Vice President and General Manager of the Company's operating subsidiaries since November 1993. Prior to that time, Mr. Terbell served as WCL's Eastern Division Transportation Manager since 1987. From 1973 until 1987, Mr. Terbell was employed by CNW, most recently as Assistant Division Manager - Engineering. Mr. Terbell has 23 years of railroad management experience.

     Mr. Nadrowski has been employed as Vice President, Mechanical, of the Company's operating subsidiaries since 1987. From 1985 until 1987, Mr. Nadrowski was involved in the ownership and operation of a marina and a motel in Wisconsin. From 1966 to 1985, Mr. Nadrowski was employed by the Milwaukee Road, most recently as Assistant Vice President and Chief Mechanical Officer. Mr. Nadrowski has 27 years of railroad management experience.

     Mr. Currie has served as Vice President, Planning of WCTC since May 1, 1996. From 1989 to 1995, Mr. Currie served as Vice President - Engineering and Vice President and Chief Transportation Officer at CSX Transportation. From 1985 to 1989, Mr. Currie served as Executive Vice President - Operations for the Soo Line Railroad Company. Prior thereto, Mr. Currie was employed by the Burlington Northern Railroad Company (now Burlington Northern Sante Fe) and its predecessor companies from 1961 to 1985, most recently as Senior Vice President
- Maintenance and Transportation. Mr. Currie has 37 years of railroad management experience.

     Mr. White has served as Vice President, Human Resources, of WCTC and its subsidiaries since March 4, 1996. Prior to joining the Company, Mr. White held a variety of positions with Tranz Rail and its predecessors from 1962 to 1996, most recently as Executive Manager, Personnel. Mr. White has 36 years of railroad management experience.

     Mr. Mickey has served as Treasurer of WCTC and its subsidiaries since May 1996. Prior to that time, Mr. Mickey served as Assistant Controller of WCL from 1990 to 1996. From 1984 to 1990, Mr. Mickey was employed by Arthur Andersen & Co., most recently as audit manager.

     The executive officers of the Company are elected annually by and serve at the discretion of the Company's Board of Directors.

                                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is available for quotation through the NASDAQ National Market System under the symbol "WCLX". On March 25, 1998, there were approximately 1,900 record holders of the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices per share, after adjusting for a three-for-one stock split effective May 31, 1996, of the Company's Common Stock as quoted through the NASDAQ National Market
System:

                                              Price Per Share
                                              ---------------
       Calendar Period                         High     Low
       ---------------                         ----     ---
       1996:
         First Quarter....................... $27.58   $20.46
         Second Quarter......................  38.75    21.83
         Third Quarter.......................  40.00    29.25
         Fourth Quarter......................  42.50    34.50

       1997:
         First Quarter....................... $44.00   $35.25
         Second Quarter......................  37.75    28.88
         Third Quarter.......................  41.75    29.50
         Fourth Quarter......................  35.25    21.00

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                            Year Ended December 31,
                                                     ---------------------------------------------------------------------
                                                     1997 (1)    1996 (2)          1995 (3)     1994        1993 (4)
                                                     --------    -------           -------    --------     --------
                                                                (in thousands, except per share amounts)

Income Statement Data:
Operating revenues (5)...........................    $333,510    $265,119(6)      $264,127    $211,839     $151,866
Operating expenses...............................     255,831     226,388          199,968     156,514      116,843
                                                     --------    --------         --------    --------     --------
Income from operations...........................      77,679      38,731           64,159      55,325       35,023

Other income, net................................       1,234       1,812            1,799       2,348        2,065
Interest expense.................................     (14,663)(7) (11,808)(7)       (9,811)     (9,901)      (7,798)
Provision for income taxes.......................     (25,442)    (11,378)         (22,170)    (19,068)     (11,944)
                                                     --------    --------         --------    --------     --------
Income before equity in net income...
  of affiliates, extraordinary items
  and effect of accounting change................      38,808      17,357           33,977      28,704       17,346

Equity in net income of affiliates...............      38,618      32,677           10,655       9,578        1,490
Extraordinary items (8)..........................          --      (1,602)          (2,123)     (1,587)      (1,398)
Effect of accounting change (9)..................          --          --               --       --          (2,067)
                                                     --------    --------         --------    --------     --------
Net income.......................................    $ 77,426    $ 48,432         $ 42,509    $ 36,695     $ 15,371
                                                     ========    ========         ========    ========     ========

Diluted earnings per share (10):
  Income before extraordinary
     items and accounting change.................    $   1.51  $     0.98         $   0.88    $   0.76     $   0.38
  Net income.....................................    $   1.51  $     0.95         $   0.84    $   0.73     $   0.31

Cash dividends per common share..................    $     --  $       --         $     --    $     --     $     --

Balance Sheet Data:
Total assets.....................................    $911,596  $  691,275         $550,530    $434,538     $390,367
Investment in affiliates.........................     152,489     114,652           41,416      33,612       17,532
Total debt.......................................     280,770     165,034          137,340     102,500      134,155
Stockholders' equity.............................     369,685     299,146          237,695     190,478      149,674
Debt to total capitalization.....................        43.2%       35.6%            36.6%       35.0%        47.3%

(1) Includes partial year (11 months) results of the operation of the Duck Creek North lines, acquired January 1997.

(2) Includes partial year (10 months) results of EWS trainload freight companies, acquired February 1996.

(3)  Includes partial year (11 months) results of ACRI, acquired January 1995.

(4)  Includes partial year results of FV&W (4 months) and Tranz Rail (6 months).

(5) Certain amounts in the 1993-1996 financial statements were reclassified to conform to 1997 presentations of selected consolidated financial data. Specifically, $3.0 million, $0.7 million, $0.7 million and $0.2 million were reclassified to operating revenues from non-operating income for the years 1996, 1995, 1994 and 1993, respectively.

(6) Amount shown is net of disputed switching charges of $13.3 million arising from the June 1996 arbitration ruling in favor of BOCT discussed in Note 17 to the consolidated financial statements.

(7) Interest expense in 1997 and 1996 includes $0.9 million and $2.9 million, respectively, resulting from the June 1996 arbitration ruling in favor of BOCT. This item is discussed in Note 17 to the consolidated financial statements.

(8) Extraordinary items result from early extinguishment of debt obligations and are stated net of related income tax benefits.

(9) The Company adopted the provisions of the Financial Accounting Standards Board's Statement 109, "Accounting for Income Taxes," effective as of January 1, 1993.

(10) All per share data have been restated to reflect a two-for-one stock split in the form of a stock dividend on July 5, 1994, and a three-for-one stock split in the form of a stock dividend on May 31, 1996.

The operating data presented below have been derived from the records of the Company with respect to its North American operations.

                                                        Year Ended December 31,
                                            ------------------------------------------------
                                            1997 (1)    1996    1995 (2)    1994    1993 (3)
                                            --------  --------  --------  --------  --------
Operating Data:
Revenue ton miles of freight traffic
 (millions) (4)...........................   10,338     9,786     9,478     7,210     5,166
Revenue per ton mile (cents) (5)..........      3.0       2.6       2.6       2.8       2.8
Operating ratio (6).......................     76.7%     81.3%     75.7%     73.9%     76.9%
Revenue ton miles per freight
 train hour (thousands) (4)...............       38        44        39        40        37
Revenue ton miles per locomotive
 in service (millions) (4)................       46        47        45        45        42
Fuel consumption (thousand gallons).......   29,634    28,537    28,432    21,646    15,789
Fuel cost per gallon (average, in cents)..       74        75        66        66        66
Revenue ton miles per gallon of fuel (4)..      349       343       333       333       327
Total carloads............................  565,625   464,149   436,286   358,825   257,326
Carloads from originating, terminating
 and local traffic........................     84.9%     78.3%     76.5%     79.2%     79.1%
Gross revenues from originating,
 terminating and local traffic............     87.9%     84.2%     84.3%     85.1%     82.1%

---------------------

(1) Includes partial year (11 months) results of the operation of the Duck Creek North lines, acquired January 1997.

(2)  Includes partial year (11 months) results of ACRI, acquired January 1995.

(3)  Includes partial year results of FV&W (4 months).

(4) A revenue ton mile equals the product of weight in tons of freight carried for hire and the distance in miles between origin and destination.

(5) Revenue per ton mile equals net freight revenue divided by revenue ton miles of freight volume.

(6) Operating ratio represents operating expenses as a percentage of operating revenues. The 1996 percentage excludes the disputed switching charges of $13.3 million discussed in Note 17 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Company's consolidated financial statements, related notes and other financial information included elsewhere in Item 8. "Financial Statements and Supplementary Data."

Results of Operations: 1997 Compared to 1996

  The Company's net income for 1997 was $77.4 million compared with $48.4 million for 1996. Net income for 1996 was reduced by a total of $11.4 million, net of income taxes, due to the BOCT arbitration award and an extraordinary item associated with the early retirement of debt. These items are discussed in further detail in the notes to consolidated financial statements. Excluding these unusual items, net income increased by $17.6 million, or 29.4% over 1996.

  Operating Revenues. Operating revenues for 1997 were $333.5 million compared with $278.4 million for 1996, excluding the switching charges awarded in the BOCT arbitration, an increase of $55.1 million or 19.8%. Volume, as measured by carloads handled (including as a carload each loaded trailer or container), for 1997 was 565,625 carloads compared with 464,149 carloads in 1996, an increase of 101,476 carloads or 21.9%.

  The following table compares the Company's 1997 and 1996 revenues:

                         Operating Revenue Comparison
                                 1997 vs. 1996

                                             1997      % of Gross      1996      % of Gross      %
                                           Revenues     Revenues     Revenues     Revenues     Change
                                           --------    ----------    --------    ----------    ------
                                                                      (in thousands)
Gross revenues...........................  $324,596      100.0%      $273,793      100.0%       18.6%
Allowances, absorptions and adjustments..   (15,565)      (4.8)       (15,752)       (5.8)       1.2
                                           --------      -----       --------      -----
Net freight revenues.....................   309,031       95.2        258,041       94.2        19.8
Switching, demurrage, passenger and
  other revenues.........................    24,479        7.5         20,356        7.4        20.3
                                           --------      -----       --------      -----
Operating revenues before disputed
  switching charges......................   333,510      102.7        278,397      101.6        19.8
Disputed switching charges...............        --         --        (13,278)      (4.8)          *
                                           --------      -----       --------      -----
Operating revenues.......................  $333,510      102.7%      $265,119       96.8%       25.8%
                                           ========      =====       ========      =====        ====
------------

* Not meaningful.

     Gross revenues for 1997 increased in 5 of 6 commodity groups compared with 1996, with an overall increase of 18.6%. Carload volume increased in 5 of 6 commodity groups compared to 1996 for an overall increase of 21.9%. The following table compares volume (in carloads), gross revenues and average revenue per carload by commodity group for the years 1997 and 1996:

            Carload and Gross Revenue Comparison By Commodity Group
                                 1997 vs. 1996

                                                                             Average
                                                                             Revenue
                                       Carloads         Gross Revenues     Per Carload
                                   -----------------  ------------------  --------------
         Commodity Group            1997      1996      1997      1996     1997    1996
---------------------------------  -------  --------  --------  --------  -------  -----
                                   (in thousands, except carload amounts)
Minerals.........................  237,238   156,281  $ 97,825  $ 73,947    $ 412  $ 473
Paper and other forest products..  152,504   144,036   131,348   113,111      861    785
Intermodal.......................   71,034    62,533    14,954    12,054      211    193
Industrial products..............   56,621    53,589    47,604    43,292      841    808
Food and grain...................   25,408    26,707    17,169    17,550      676    657
Other............................   22,820    21,003    15,696    13,839      688    659
                                   -------   -------  --------  --------
Total............................  565,625   464,149  $324,596  $273,793      574    590
                                   =======   =======  ========  ========

     The business added by the Duck Creek North Acquisition contributed to the Company's overall increases in volume and gross revenues. Volume for metallic ore increased by nearly 70,200 carloads over 1996 primarily due to shipments handled on the Duck Creek North lines acquired in January 1997. Volume of other minerals increased as well. Sand and stone volume increased primarily due to increased shipments of limestone handled over the Duck Creek North lines as well as increases in construction aggregates from producers in the Company's operating territory. Volume and gross revenues for clay products increased primarily due to increased consumption of coating clays used in the paper industry. Volume and gross revenues for coal increased primarily due to increased demand from Wisconsin fossil fuel electric plants for inbound coal.

     Paper and other forest products volume and gross revenues increased by 5.9% and 16.1%, respectively, primarily due to an overall strengthening of the paper market. In addition, volume and gross revenues for lumber increased primarily due to increased market share and higher revenues per carload due to longer hauls.

     Intermodal volume and gross revenues increased by 13.6% and 24.1%, respectively, due to increased market share and growth in the Company's joint rate intermodal service with CN which started on April 1, 1996. In November 1997, the Company and CN converted the joint rate intermodal service agreement to a haulage arrangement. Intermodal units subject to the haulage agreement with CN are not included in the Company's business volume. 1997 volume and gross revenues exclude approximately 4,900 carloads and approximately $0.9 million, respectively, related to intermodal shipments handled under this haulage agreement. Revenue from the haulage agreement is included in other operating revenues.

     Volume and gross revenues for industrial products increased by 5.7% and 10.0%, respectively, primarily due to increased overhead shipments of petroleum coke. Food and grain volume and gross revenues decreased 4.9% and 2.2%, respectively, primarily due to lower corn shipments as a result of a poor 1996 corn crop as well as a reduction of malt and barley shipments due to a plant renovation at a major grain customer. Other volume and gross revenues increased by 8.7% and 13.4%, respectively, primarily due to increased demand for scrap steel by casting producers in the Company's operating territory, as well as increased overall market demand.

     Operating Expenses. Operating expenses were $255.8 million for 1997, an increase of $29.4 million, or 13.0%, compared with 1996. The additional business added by the Duck Creek North Acquisition contributed to the Company's increases in operating expenses. The largest increases in operating expenses occurred in labor, materials, equipment rents, depreciation, casualty and insurance and other operating expenses. The Company's operating ratio (operating expenses as a percentage of operating revenues) was 76.7% for 1997, compared to 81.3% in 1996, excluding for 1996 the switching charges awarded in the BOCT arbitration.

     The following table sets forth a comparison of the Company's operating expenses during 1997 and 1996:

                         Operating Expense Comparison
                                 1997 vs. 1996

                                            1997           1996     % Change
                                          --------       --------   --------
                                                    (in thousands)
Labor expense (including payroll taxes
 and fringe benefits)...................  $101,536       $ 90,144       12.6%
Diesel fuel.............................    21,910         21,497        1.9
Materials...............................    27,099         23,374       15.9
Equipment rents, net....................    30,124         28,360        6.2
Joint facilities, net...................     1,957          3,788      (48.3)
Depreciation............................    17,786         13,132       35.4
Casualty and insurance..................    11,905          9,362       27.2
Property taxes..........................     5,142          5,975      (13.9)
Other operating.........................    38,372         30,756       24.8
                                          --------       --------
Operating expenses......................  $255,831       $226,388       13.0%
                                          ========       ========


     Labor expense for 1997 increased 12.6% compared with 1996 primarily due to an average 3.5% increase in wage rates at the beginning of 1997 and an 8.1% increase in the average work force primarily as a result of the Duck Creek North Acquisition. Labor expense as a percentage of operating revenues improved to 30.4% in 1997 compared with 32.4% in 1996.

     Materials expense for 1997 increased $3.7 million or 15.9% over 1996 primarily due to increased repair costs for freight cars owned by other railroads, offset by increased billing to such railroads, as well as increased trackage and facilities associated with the Duck Creek North Acquisition. Net equipment rents for 1997 increased $1.8 million or 6.2% primarily due to increased congestion due to track improvement activity in the Company's operating territory. Depreciation expense for 1997 increased primarily due to the addition of the Duck Creek North lines. Casualty and insurance expense for 1997 increased by $2.5 million or 27.2% primarily due to higher personal injury claim costs as well as various costs associated with derailments. Included in the increase in other operating expenses are increases in utility expenses and contracted track maintenance primarily due to the addition of the Duck Creek North lines, as well as contracted train crews, business expenses and general expenses associated with the increased volume.

     Diesel fuel expense for 1997 increased $0.4 million or 1.9% over 1996 due to a 3.8% increase in fuel usage associated with increased volume, offset by a 1.8% reduction in the 1997 average fuel price compared to 1996. The Company has hedge arrangements covering approximately 71% of its expected fuel consumption for the first half of 1998 and approximately 70% of its expected fuel consumption for the balance of 1998. The Company enters into hedge arrangements to reduce its exposure to price volatility and can give no assurance that the hedge arrangements will yield a lower cost than spot market purchases. Net joint facilities expense decreased $1.8 million compared to 1996 primarily due to improved train movements through the Chicago corridor as well as rate reductions for certain facilities.

     Other Income, Interest Expense and Income Taxes. Other income for 1997 was $1.2 million, $0.6 million less than 1996. This change was primarily attributable to a reduction of interest income on short-term money market investments as well as a reduction of gains on sales of excess assets.

     Interest expense for 1997 was $14.7 million, an increase of $2.9 million over 1996, primarily due to the increased borrowings to finance the Duck Creek North Acquisition. Included in interest expense is $0.9 million and $2.9 million for 1997 and 1996, respectively, related to the BOCT arbitration award. The income tax provision for 1997 was $25.4 million, an increase of $14.1 million over 1996 due to the increase in pre-tax income.

     Equity in Net Income of Affiliates. The Company's results for 1997 included equity in net income of its affiliates of $38.6 million as compared to $32.7 million for 1996.

     EWS. EWS contributed $29.9 million to the Company's equity in net income of affiliates for 1997, compared to $22.8 million for 1996. EWS's results for 1996 reflect a partial year of operation of the three trainload freight companies ("TLFs") (acquired February 24, 1996). In 1997 EWS generated $855.4 million in operating revenues compared to $742.4 million for the year earlier period, an increase of 15.2%. Operating expenses in 1997 were $718.2 million, an increase of 18.2% over the 1996 level.

     During 1997 EWS restructured its operations as part of its conversion from a government owned railway to a privately owned, market-based transport provider. EWS implemented a series of labor agreement changes which provide for increased flexibility and productivity from its work force. EWS also negotiated a new track access agreement that provides for a higher fixed cost component and a much lower variable cost component for access to the Railtrack network. The new track access agreement should permit new traffic to be added in the future at relatively low marginal cost. EWS has also renegotiated most of its significant transportation contracts, in general reducing prices to market-based levels from the artificial levels established during government ownership.

     In November 1997 EWS acquired Railfreight Distribution Limited ("RfD"), the former British Rail subsidiary designated to operate freight services through the English Channel tunnel. RfD suffered from significant operating losses prior to its acquisition by EWS, and EWS anticipates that it will continue to operate at a loss for at least another year. EWS's 1997 results were adversely affected by the inclusion of RfD's results from November 22, 1997.

     EWS's restructuring is dependent upon the acquisition of new locomotives and railcars, both to replace obsolete equipment and to provide capacity for future growth. In 1996, EWS ordered 250 locomotives to be built by General Motors Corporation and delivered during the period from 1998 to 2000. In 1997, EWS ordered 30 additional locomotives from General Motors to be delivered in 1999 and 2000. In 1997, EWS also ordered 2,500 railcars from a new British subsidiary of Thrall Car Manufacturing Company to be delivered over a five year period commencing in 1998. The cost of the new locomotives and railcars cannot be precisely determined at this time, but the total cost will likely exceed $650 million.

     Tranz Rail. The contribution from Tranz Rail to the Company's equity in net income of affiliates in 1997 was $8.7 million versus $9.9 million in 1996. Tranz Rail's 1997 contribution was reduced as a result of the decline in the value of the New Zealand dollar versus the U.S. dollar. This decrease in exchange rates resulted from softness in both the New Zealand and Asian economies. In 1997, Tranz Rail generated $382.1 million in operating revenues compared to $395.7 million for the year earlier period, a decrease of 3.4%. Operating expenses in 1997 were $332.2 million, an increase of 4.0% over the 1996 level. In its local New Zealand currency, Tranz Rail's 1997 operating revenues were 0.3% higher than 1996 and its operating expenses were 8.0% higher than 1996. Tranz Rail's 1997 operating expenses include a special one-time charge of $11.1 million for costs incurred and to be incurred in connection with plans to improve the efficiency of its operations.

     Tranz Rail is subject to the reporting requirements of the Securities Exchange Act of 1934 applicable to a foreign private issuer, and, accordingly, files certain reports and other information with the Securities and Exchange Commission.

     ATN. ATN's operations began in November 1997 and WCTC's equity in the net income of ATN for the year ended December 31, 1997 was immaterial.

     Currency Fluctuation. The value in U.S. dollars of the Company's investments in companies outside the United States and of the Company's equity in the earnings of those companies will fluctuate from time to time as the value in U.S. dollars of the currencies of those countries fluctuates. Accordingly, the Company's net worth and net earnings may fluctuate as the value of those currencies fluctuates.

Results of Operations:  1996 Compared to 1995

     The Company's net income for 1996 was $48.4 million compared with $42.5 million for 1995. Net income for 1996 was reduced by $9.8 million, net of income taxes, due to the BOCT arbitration award and associated interest and by $1.6 million, net of income taxes, due to an extraordinary item associated with the early retirement of debt. Net income for 1995 was unfavorably affected by an extraordinary charge associated with early retirement of debt which totaled $2.1 million. These items are discussed in further detail in the notes to consolidated financial statements. The Company's income, exclusive of the effects of these items, was $59.8 million for 1996 compared to $44.6 million for 1995, an increase of 34.0%.

      Operating Revenues. Revenues for 1996 were $265.1 million compared with $264.1 million for 1995. Operating revenues for the year of 1996 were negatively affected by the switching charges awarded in the BOCT arbitration. Excluding these switching charges, operating revenues for 1996 increased by $14.3 million or 5.4% to $278.4 million. Volume, as measured by carloads handled, for 1996 was 464,149 carloads compared with 436,286 carloads in 1995, an increase of 27,863 carloads or 6.4%.

      The following table compares the Company's 1996 and 1995 revenues:

                         Operating Revenue Comparison
                                 1996 vs. 1995

                                                  1996      % of Gross      1995      % of Gross     %
                                                Revenues     Revenues     Revenues     Revenues    Change
                                                --------     --------     --------     --------    ------
                                                                       (in thousands)
Gross revenues...........................       $273,793      100.0%      $260,679      100.0%       5.0%
Allowances, absorptions and adjustments..        (15,752)      (5.8)       (14,174)      (5.4)     (11.1)
                                                --------      -----       --------      -----
Net freight revenues.....................        258,041       94.2        246,505       94.6        4.7
Switching, demurrage, passenger
   and other revenues....................         20,356        7.4         17,622        6.7       15.5
                                                --------      -----       --------      -----
Operating revenues before disputed
   switching charges.....................        278,397      101.6        264,127      101.3        5.4
Disputed switching charges...............        (13,278)      (4.8)            --         --          *
                                                --------      -----       --------      -----
Operating revenues.......................       $265,119       96.8%      $264,127      101.3%      0.4%
                                                ========      =====       ========      =====

------------
*    Not meaningful.

     Gross revenues for 1996 increased in 4 of 6 commodity groups compared with 1995, with an overall increase of 5.0%. Carload volume increased in 3 of 6 commodity groups compared to 1995 for an overall increase of 6.4%. The following table compares volume (in carloads), gross revenues and average revenue per carload by commodity group for the years 1996 and 1995:


            Carload and Gross Revenue Comparison By Commodity Group
                                 1996 vs. 1995

                                                                              Average
                                                                              Revenue
                                        Carloads         Gross Revenues     Per Carload
                                    ----------------    ----------------   -------------
         Commodity Group             1996      1995      1996      1995     1996    1995
---------------------------------   ------    ------    ------    ------   ------  ------
                                   (in thousands, except carload amounts)
Minerals.........................  156,281   150,527  $ 73,947  $ 73,095    $ 473  $ 486
Paper and other forest products..  144,036   136,336   113,111   103,122      785    756
Intermodal.......................   62,533    41,987    12,054     7,559      193    180
Industrial products..............   53,589    54,913    43,292    43,022      808    783
Food and grain...................   26,707    30,208    17,550    19,538      657    647
Other............................   21,003    22,315    13,839    14,343      659    643
                                   -------   -------  --------  --------
Total............................  464,149   436,286  $273,793  $260,679      590    597
                                   =======   =======  ========  ========

     Volume and gross revenues for minerals increased by 3.8% and 1.2%, respectively, compared with 1995. Sand and stone volume and gross revenues increased primarily due to increased market shares in cement and aggregates as well as an increase in sand shipments for the oil and gas industry. Volume and gross revenues for coal increased primarily due to increased market share of inbound coal for Wisconsin utilities. These increases were partially offset by a decrease in volume and gross revenues for clay products primarily due to a slowdown in shipments of roofing granules and coating clays for the paper industry, as well as a decrease in metallic ore volume and gross revenues primarily due to sourcing changes and more limited use of winter rail programs by certain steel companies.

     Volume and gross revenues for paper and other forest products increased by 5.6% and 9.7%, respectively, primarily due to an increase in lumber market share and higher revenues per carload due to longer hauls. In addition, paper and woodpulp increased primarily due to an increased market share for shipments by rail versus truck.

     Intermodal volume increased by more than 20,500 carloads or 48.9% over 1995 primarily due to market share increases in trucking company business and the new joint rate intermodal service which the Company started with CN on April 1, 1996. Gross revenues for industrial products increased by 0.6% primarily due to increased steel demand from a major customer of ACRI.

     Food and grain volume and gross revenues declined by 11.6% and 10.2%, respectively, primarily due to a slowdown in starch traffic for the paper industry and a reduction in corn shipments due to poor crop conditions.

     Operating Expenses. Operating expenses were $226.4 million for 1996, an increase of $26.4 million, or 13.2%, compared with 1995. Increases in operating expenses occurred in labor, fuel, equipment rents, materials, joint facilities, depreciation and casualty and insurance. The Company's operating ratio (operating expenses as a percentage of operating revenues) was 85.4% for 1996, including the accrual for the switching charges awarded in the BOCT arbitration. Excluding this item in 1996 the Company's operating ratio was 81.3% compared to 75.7% for 1995. The following table sets forth a comparison of the Company's operating expenses during 1996 and 1995:


                         Operating Expense Comparison
                                 1996 vs. 1995

                                            1996           1995      % Change
                                          --------       --------    --------
                                                      (in thousands)
Labor expense (including payroll taxes
  and fringe benefits)..................  $ 90,144       $ 82,499        9.3%
Diesel fuel.............................    21,497         18,598       15.6
Materials...............................    23,374         20,209       15.7
Equipment rents, net....................    28,360         25,421       11.6
Joint facilities, net...................     3,788          1,942       95.1
Depreciation............................    13,132         11,318       16.0
Casualty and insurance..................     9,362          6,167       51.8
Property taxes..........................     5,975          5,722        4.4
Retroactive property tax assessment.....       ---          3,030          *
Other operating.........................    30,756         25,062       22.7
                                          --------       --------
Operating expenses......................  $226,388       $199,968       13.2%
                                          ========       ========

------------
*    Not meaningful.

     Labor expense for 1996 increased 9.3% compared with 1995 primarily due to an average 4.5% increase in wage rates at the beginning of 1996 and a 5.9% increase in the average work force to handle the increased volume. Labor expense as a percentage of operating revenues increased to 32.4% in 1996 compared with 31.2% in 1995.

     Diesel fuel expense for 1996 increased $2.9 million or 15.6% over 1995 levels, as fuel prices increased by 14.8%. Materials expense rose for 1996 primarily as a result of increased costs associated with maintenance of the Company's railcar and locomotive fleet, largely due to unusually severe weather during winter and spring months. Net equipment rents for 1996 increased $2.9 million or 11.6% over 1995 levels primarily due to additional equipment under operating leases as a result of sale-leaseback transactions in 1995 and traffic congestion in the Chicago corridor. Net joint facilities expense increased $1.8 million in 1996 primarily due to congestion through the Chicago corridor as well as costs associated with the CN intermodal service which started on April 1, 1996. Depreciation expense increased primarily as a result of the additional 1996 and 1995 property improvements. Casualty and insurance expense increased by $3.2 million or 51.8% primarily due to the Weyauwega derailment discussed in further detail in the notes to consolidated financial statements. The retroactive property tax assessment is discussed in the notes to consolidated financial statements. Included in the increase in other operating expenses are increases in utility expenses, business expenses, rail testing, freight claims and general expense increases associated with the increased volume.

     Other Income, Interest Expense and Income Taxes. Other income amounted to $1.8 million in both 1996 and 1995. Included in interest expense for 1996 is $2.9 million of interest related to the BOCT arbitration award, while 1995 interest expense includes interest of $0.7 million associated with the retroactive property tax assessment. Other interest expense decreased $0.2 million in 1996 to $8.9 million, primarily due to the restructuring of debt which occurred in late 1995, resulting in a lower effective interest rate, offset by increased borrowings used to fund the EWS investment. The income tax provision for 1996 was $11.4 million, a decrease of $10.8 million from 1995, primarily due to the reduction of pretax income as a result of the disputed switching charges and interest awarded in the BOCT arbitration.

     Equity in Net Income of Affiliates. The Company's results for 1996 included equity in net income of its affiliates of $32.7 million as compared to $10.7 million for 1995.

     EWS contributed $22.8 million to the Company's equity in net income of affiliates in 1996. EWS's results for 1996 reflect a partial year of operation of the TLFs (beginning February 24, 1996) and a full year of operation for Rail express systems Limited, a relatively small portion of EWS's total operations. Because the acquired companies had separate existence for only a brief period of time and purchased many of their services from affiliates prior to the acquisition, comparisons to earlier periods would not be meaningful. EWS is in the process of restructuring its operations as part of a plan to reduce operating costs, but due to regulatory requirements the restructuring of its train operations did not commence until October 1996. Results for 1996 reflect revenues under transportation contracts negotiated prior to the acquisition which provided for higher prices than are expected in subsequent periods.

     The contribution from Tranz Rail to the Company's equity in net income of affiliates in 1996 was $9.9 million, versus $10.7 million from Tranz Rail in 1995. Tranz Rail's 1996 contribution was affected by the decline in the Company's ownership position as a result of Tranz Rail's 1996 initial public offering. Tranz Rail's 1996 results reflect a 1.3% increase in its operating revenues.

Liquidity and Capital Resources

     Cash generated from operations is the Company's primary source of liquidity and is used principally for capital expenditures, debt service and working capital requirements. The Company also generates cash from asset sales and from financing activities. From 1993 through 1997, the Company generated cash in the amounts of $311.4 million from operations, $41.3 million from the sale and salvage of assets, $193.9 million from increased debt and $12.5 million from equity issuances. The Company has also received cash of $21.0 million in a return of capital and $3.4 million in a dividend from Tranz Rail. These cash amounts were primarily used to fund $357.5 million of capital expenditures, $181.5 million of asset acquisitions and $80.8 million in investments in affiliates. At December 31, 1997, the Company had $280.8 million of total debt outstanding, which constituted 43.2% of its total capitalization. At December 31, 1997, the Company's aggregate unused borrowing and letter of credit availability under its loan facilities was $42.0 million. In September 1997, the Company appealed the ruling by the U.S. District Court in connection with the BOCT dispute to the U.S. Court of Appeals, as discussed under Item 3. "Legal Proceedings". In connection with the appeal, the Company posted a $23.5 million letter of credit to cover amounts which may be payable to BOCT if the appeal is unsuccessful.

     The Company maintains an unsecured $325.0 million revolving credit facility with a syndicate of banks. This facility allows the Company to choose from various floating rate interest options. In January 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission registering $250.0 million of notes for potential issuance to the public. Moody's Investors Service and Standard & Poor's Ratings Services (a division of The McGraw-Hill Companies, Inc.) assigned ratings of (P)Baa2 and BBB-, respectively, to this registration statement. The Company plans to issue approximately $150.0 million of notes under this registration statement in 1998. The net proceeds from the sale of these notes will be used for the payment of outstanding indebtedness under the Company's revolving credit facility and for general corporate purposes. Upon the issuance of these notes, the Company expects to replace its revolving credit facility with a similar facility with a smaller capacity.

     The Company's liquidity to date has been significantly enhanced because it has not had to pay current income taxes (other than the Alternative Minimum Tax) as a result of net operating loss carryforwards ("NOLs") for income tax purposes. These NOLs are largely the result of temporary differences in the recognition of certain revenues and expenses for financial and income tax purposes. The Company has recorded a deferred liability for the temporary differences on its consolidated balance sheets. At December 31, 1997, the Company's NOLs for tax purposes were approximately $51.8 million, which will begin to expire in 2004. However, the Company expects to be able to fully utilize these NOLs to offset future tax liabilities.

     The financing arrangements of the Company limit its ability to pay dividends on its capital stock, incur additional indebtedness, create liens on its assets, repurchase shares of capital stock, and make certain loans, investments or guarantees. In addition, the borrowing arrangements of EWS and ATN each contain provisions which substantially restrict their ability to transfer funds to the Company in the form of cash dividends, loans or advances. Tranz Rail's net assets are not similarly restricted.

     Capital expenditures totaled $111.9 million in 1997, an increase of $43.1 million over 1996. Variances in capital expenditures in 1997 from 1996 consist of a $31.9 million increase in roadway and structure improvements and an $11.2 million increase in expenditures for equipment. The roadway and structure increase includes increased expenditures for rail and tie replacements to improve the Company's track structure to support increasing traffic levels as well as increased capital expenditures in connection with the Safety Compliance Agreement with the FRA. The increase in equipment expenditures reflects the acquisition of additional freight cars and locomotives to support increased traffic levels as well as a higher number of locomotive overhauls compared to 1996. During 1997, 1996 and 1995, the Company also obtained the use of approximately $1.8 million, $1.5 million and $53.5 million, respectively, of additional equipment under long-term operating leases.

     The following table sets forth the Company's capital expenditures for the periods indicated:


                             Capital Expenditures

                                                     Year Ended December 31,
                                     -----------------------------------------------------
                                       1997        1996        1995       1994      1993
                                     --------    --------    --------   --------  --------
                                                          (in thousands)
Roadway and structures (1).........  $ 88,159     $56,304     $49,416    $35,347   $27,033
Locomotive, railcar and other
  transportation equipment.........    23,696      12,454      23,098     17,025    24,930
                                     --------     -------     -------    -------   -------
    Total (2)......................  $111,855     $68,758     $72,514    $52,372   $51,963
                                     ========     =======     =======    =======   =======

------------------
(1)  Includes communications and signals, bridges and other improvements.
(2) Excludes $92.5 million, $19.4 million, $0.5 million and $69.2 million in 1997, 1995, 1994 and 1993, respectively, expended to acquire additional rail lines and pay related transaction costs.

  The following table presents a summary of the Company's improvements for roadway and structures for the periods indicated:

                      Roadway and Structure Improvements

                                                   Year Ended December 31,
                                          --------------------------------------
                                          1997   1996(1)  1995(1)  1994(1)  1993
                                          -----  -------  -------  -------  ----
Track miles surfaced (2)................  1,090     949      884      754    749
Track miles of rail installed...........    104      51       45       33     25
Tons of ballast applied (in thousands)..    519     417      369      326    311
Ties installed (in thousands)...........    505     280      236      215    149

------------------
(1) A portion of the roadway and structure improvements in 1996, 1995 and 1994 was funded by Metra, the commuter rail division of the Regional Transportation Authority which operates the commuter rail system for northeast Illinois, including on a portion of WCL's trackage in Illinois.
(2) Surfacing is the process by which track is aligned and cross-leveled in conjunction with the application of ballast and the installation of ties.

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

Year 2000

     The Company has established a committee to evaluate and manage the cost and risk associated with the Company's hardware and software becoming year 2000 compliant and to minimize the impact on the Company's operations. The committee has identified significant information systems that would be affected by the year 2000 non-compliance and is in the process of implementing changes and recommending alternative solutions for the year 2000. The Company's North American railroad operating systems are leased from UP who is contractually obligated to make all necessary year 2000 changes to such systems. To date, specific spending on year 2000 activities has not been material. The cost of making the Company's remaining information systems and software year 2000 compliant, over the next two years, is also not estimated to be material. Additionally, management is evaluating the impact of year 2000 compliance on other areas of the Company. It is the opinion of management that the resolution of year 2000 issues will not have a material adverse effect on the Company's financial position or annual financial results of operations.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires the presentation of comprehensive income and its components in a full set of financial statements. SFAS No. 131 requires the disclosure of financial and descriptive information about reportable operating segments. Both SFAS No. 130 and 131 are modifications of disclosure requirements which will have no effect on the financial position or annual financial results of operations of the Company. The Company does not anticipate any significant changes in disclosure as a result of adopting SFAS Nos. 130 and 131.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                           -----

     INDEPENDENT AUDITORS' REPORT.......................................      28

     FINANCIAL STATEMENTS

          Consolidated Balance Sheets...................................   29-30
          Consolidated Statements of Income.............................      31
          Consolidated Statements of Changes in Stockholders' Equity....      32
          Consolidated Statements of Cash Flows.........................      33
          Notes to Consolidated Financial Statements....................   34-49

                         Independent Auditors' Report
                         ----------------------------

The Board of Directors and Stockholders
Wisconsin Central Transportation Corporation:

We have audited the consolidated balance sheets of Wisconsin Central Transportation Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Central Transportation Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                    KPMG Peat Marwick LLP


Chicago, Illinois
January 28, 1998


         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                (in thousands)

                                    Assets
                                    ------

                                                               December 31,
                                                           -------------------
                                                             1997       1996
                                                           --------   --------
Current assets:
 Cash and cash equivalents...............................  $  4,630   $  5,637
 Receivables, net of allowance for doubtful accounts of
  $1,628 and $2,256 at December 31, 1997 and 1996........    78,438     74,118
 Receivables from insurance companies....................     1,284      7,425
 Income taxes receivable.................................     2,106      2,804
 Materials and supplies..................................    20,560     17,530
 Deferred income taxes...................................     1,250      1,475
 Other current assets....................................     2,014      2,641
                                                           --------   --------
  Total current assets...................................   110,282    111,630

Investment in affiliates.................................   152,489    114,652

Properties:
 Roadway and structures..................................   609,932    438,101
 Equipment...............................................   116,781     90,683
                                                           --------   --------
  Total properties.......................................   726,713    528,784
 Less accumulated depreciation...........................   (77,888)   (63,791)
                                                           --------   --------
  Net properties.........................................   648,825    464,993
                                                           --------   --------

  Total assets...........................................  $911,596   $691,275
                                                           ========   ========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                     (in thousands, except share amounts)

                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                                  December 31,
                                                               ------------------
                                                                 1997      1996
                                                               --------  --------
Current liabilities:
 Short-term debt.............................................  $  1,387  $    731
 Accounts payable............................................    47,077    44,428
 Accrued expenses............................................    80,390    74,442
 Accrued disputed switching charges and associated interest..    20,611    19,688
 Interest payable............................................     1,370       314
                                                               --------  --------
   Total current liabilities.................................   150,835   139,603

Long-term debt...............................................   279,383   164,303

Other liabilities............................................     4,664     4,028

Deferred income taxes........................................    97,199    73,244

Deferred income..............................................     9,830    10,951
                                                               --------  --------

   Total liabilities.........................................   541,911   392,129

Stockholders' equity:
 Preferred stock, par value $1.00; authorized
   1,000,000 shares; none issued or outstanding..............        --        --
 Common stock, par value $.01; authorized 150,000,000
   shares; issued and outstanding, 51,011,042 shares
   and 50,778,867 shares in 1997 and 1996, respectively......       510       508
 Paid in capital.............................................   112,492   108,405
 Cumulative translation adjustment...........................     3,036    14,012
 Retained earnings...........................................   253,647   176,221
                                                               --------  --------
   Total stockholders' equity................................   369,685   299,146
                                                               --------  --------

   Total liabilities and stockholders' equity................  $911,596  $691,275
                                                               ========  ========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Income

                   (in thousands, except per share amounts)

                                                        Year ended December 31,
                                                    -------------------------------
                                                      1997       1996       1995
                                                    ---------  ---------  ---------
Revenues:
 Freight..........................................  $309,031   $258,041   $246,505
 Other............................................    24,479     20,356     17,622
 Disputed switching charges.......................        --    (13,278)        --
                                                    --------   --------   --------
   Operating revenues.............................   333,510    265,119    264,127

Expenses:
 Roadway and structures...........................    46,310     37,069     32,867
 Equipment........................................    67,499     63,037     58,072
 Transportation...................................   107,420     93,145     74,769
 General and administrative.......................    34,602     33,137     31,230
 Retroactive property tax assessment..............        --         --      3,030
                                                    --------   --------   --------
   Operating expenses.............................   255,831    226,388    199,968
                                                    --------   --------   --------

Income from operations............................    77,679     38,731     64,159

Other income (expense):
 Interest on disputed switching charges...........      (923)    (2,910)        --
 Interest on retroactive property tax assessment..        --         --       (727)
 Other interest expense...........................   (13,740)    (8,898)    (9,084)
 Other income.....................................     1,234      1,812      1,799
                                                    --------   --------   --------
   Total other income (expense), net..............   (13,429)    (9,996)    (8,012)
                                                    --------   --------   --------
Income before income taxes, equity in net income
 of affiliates and extraordinary items............    64,250     28,735     56,147
Provision for income taxes........................    25,442     11,378     22,170
                                                    --------   --------   --------
Income before equity in net income of affiliates
 and extraordinary items..........................    38,808     17,357     33,977
Equity in net income of affiliates................    38,618     32,677     10,655
                                                    --------   --------   --------

Income before extraordinary items.................    77,426     50,034     44,632
Extraordinary items...............................        --     (1,602)    (2,123)
                                                    --------   --------   --------
Net income........................................  $ 77,426   $ 48,432   $ 42,509
                                                    ========   ========   ========

Basic earnings per share:
 Income before extraordinary items................  $   1.52   $   0.99   $   0.89
 Extraordinary items..............................        --      (0.03)     (0.04)
                                                    --------   --------   --------
 Net income.......................................  $   1.52   $   0.96   $   0.85
                                                    ========   ========   ========

Diluted earnings per share:
 Income before extraordinary items................  $   1.51   $   0.98   $   0.88
 Extraordinary items..............................        --      (0.03)     (0.04)
                                                    --------   --------   --------
 Net income.......................................  $   1.51   $   0.95   $   0.84
                                                    ========   ========   ========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

          Consolidated Statements of Changes in Stockholders' Equity

                                (in thousands)

                                                Common Stock                 Cumulative
                                             -------------------    Paid in  Translation  Retained
                                             Shares       Amount    Capital  Adjustment   Earnings   Total
                                             ------       ------    -------- ----------   --------   -----
Balance at December 31, 1994..............   49,941         $499    $101,541  $  3,158   $ 85,280  $190,478

 Common stock issued --
  Employee Stock Purchase Plan............      109            2         997        --         --       999

 Common stock issued --
  Key Management Stock Option Plan........      409            4       2,263        --         --     2,267

 Foreign currency translation adjustment..       --           --          --     1,442         --     1,442

 Net income...............................       --           --          --        --     42,509    42,509
                                             ------         ----    --------  --------   --------  --------

Balance at December 31, 1995..............   50,459          505     104,801     4,600    127,789   237,695

 Common stock issued --
  Employee Stock Purchase Plan............       94            1       1,301        --         --     1,302

 Common stock issued --
  Key Management Stock Option Plan........      226            2       2,303        --         --     2,305

 Foreign currency translation adjustment..       --           --          --     9,412         --     9,412

 Net income...............................       --           --          --        --     48,432    48,432
                                             ------         ----    --------  --------   --------  --------

Balance at December 31, 1996..............   50,779          508     108,405    14,012    176,221   299,146

 Common stock issued --
  Employee Stock Purchase Plan............       71            1       1,950        --         --     1,951

 Common stock issued --
  Key Management and Director
  Stock Option Plans......................      161            1       2,137        --         --     2,138

 Foreign currency translation adjustment..       --           --          --   (10,976)        --   (10,976)

 Net income...............................       --           --          --        --     77,426    77,426
                                             ------         ----    --------  --------   --------  --------

Balance at December 31, 1997..............   51,011         $510    $112,492  $  3,036   $253,647  $369,685
                                             ======         ====    ========  ========   ========  ========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                (in thousands)

                                                            Year ended December 31,
                                                          1997        1996       1995
                                                        ---------   --------   --------
Cash flows from operating activities:
 Net income...........................................  $  77,426   $ 48,432   $ 42,509
 Reconciliation of net income to net cash
  provided by operating activities:
  Extraordinary items.................................         --      1,602      2,123
  Depreciation and amortization.......................     18,296     13,591     11,830
  Deferred income taxes...............................     24,180     12,397     18,244
  Equity in net income of affiliates..................    (38,618)   (32,677)   (10,655)
  Gains on property sales.............................       (682)    (1,015)      (794)
  Amortization of deferred gains on sale-leaseback
   of equipment.......................................     (1,121)    (1,450)    (1,030)
  Changes in working capital:
   Note receivable....................................         --     13,213    (13,213)
   Receivables from insurance companies...............      6,141     (7,425)        --
   Other receivables..................................     (4,320)   (17,381)   (18,074)
   Materials and supplies.............................     (3,030)      (285)    (1,507)
   Other current assets, excluding
    deferred income taxes.............................        815     (2,183)      (509)
   Accrued disputed switching charges and
    associated interest...............................        923     16,188      3,500
   Other current liabilities, excluding debt..........      9,653     24,055      9,990
  Other, net..........................................        636        335       (394)
                                                        ---------   --------   --------
Net cash provided by operating activities.............     90,299     67,397     42,020
                                                        ---------   --------   --------

Cash flows from investing activities:
 Property additions...................................   (111,855)   (68,758)   (72,514)
 Property acquisitions................................    (92,458)       ---    (19,381)
 Property sales and other transactions................      3,377      3,143      8,730
 Investments in affiliates............................    (13,569)   (31,147)   (16,752)
 Dividend from affiliate..............................      3,374         --         --
 Return of capital from affiliate.....................         --         --     21,045
                                                        ---------   --------   --------
Net cash used for investing activities................   (211,131)   (96,762)   (78,872)
                                                        ---------   --------   --------

Cash flows from financing activities:
 Debt issued, net of repayments.......................    115,736     27,694     34,840
 Debt prepayment penalty..............................         --     (1,602)    (2,123)
 Issuance of common stock, net........................      4,089      3,607      3,266
                                                        ---------   --------   --------
Net cash provided by financing activities.............    119,825     29,699     35,983
                                                        ---------   --------   --------

Net (decrease) increase in cash and cash equivalents..     (1,007)       334       (869)
Cash and cash equivalents, beginning of year..........      5,637      5,303      6,172
                                                        ---------   --------   --------
Cash and cash equivalents, end of year................  $   4,630   $  5,637   $  5,303
                                                        =========   ========   ========

Supplemental cash flow information:
 Cash paid (received) during the year for:
  Interest............................................  $  13,685   $ 10,093   $ 10,852
  Income taxes........................................        564       (165)     6,235

          The accompanying notes to consolidated financial statements are an integral part of these financial statements

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(1)  Basis of Presentation - Stock Split
     -----------------------------------

     On May 16, 1996, the Company's Board of Directors announced a three-for-one split of the Company's common stock in the form of a common stock dividend payable on May 31, 1996 to shareholders of record as of May 17, 1996. The stated par value of each share was not changed from $.01. All share and per share amounts have been restated to reflect this common stock split.

(2)  Summary of Significant Accounting Policies
     ------------------------------------------

     Nature of Business
     ------------------

     Wisconsin Central Transportation Corporation ("WCTC") operates approximately 2,925 route miles of railway serving Wisconsin, Illinois, Minnesota, Michigan's Upper Peninsula and Ontario through its principal operating subsidiaries, Wisconsin Central Ltd. ("WCL"), Fox Valley & Western Ltd. ("FV&W"), Sault Ste. Marie Bridge Company ("SSM") and Algoma Central Railway Inc. ("ACRI"). WCTC, through its Wisconsin Central International, Inc. ("WCI") subsidiary, also holds a 23% equity interest in Tranz Rail Holdings Limited ("Tranz Rail"), which operates approximately 2,400 route miles of railway nationwide in New Zealand, a 34% equity interest in English Welsh and Scottish Railway Holdings Limited ("EWS"), whose subsidiaries operate railways in Great Britain, and a 33% equity interest in Australian Transport Network Limited ("ATN") which operates 360 route miles of railway statewide in Tasmania, Australia.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements presented herein include the results of operations of WCTC and its wholly owned subsidiaries. WCTC and its subsidiaries are referred to herein as the Company. All intercompany balances and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents
     -------------------------

     Cash equivalents consist of investments in money market instruments with original maturities of less than 30 days and are stated at cost which equals redemption value. Checks that have been issued but have not cleared the bank are included in accounts payable.

     Materials and Supplies
     ----------------------

     Materials and supplies consist mainly of fuel oil and items for improvement and maintenance of roadway, structures and equipment, and are stated at the lower of cost or market utilizing average costs. As of December 31, 1997, the Company had entered into hedging positions for approximately 71% of its expected fuel consumption for the first half of 1998 and approximately 70% of its expected fuel consumption for the balance of 1998. Gains and losses on such transactions are deferred and matched to specific fuel purchases.

     Investment in Affiliates/Currency Translation
     ---------------------------------------------

     The Company's 23% ownership of Tranz Rail, 34% ownership of EWS and 33% ownership of ATN (See Note 15 - Investment in Affiliates) are accounted for under U.S. generally accepted accounting principles ("GAAP") utilizing the equity method of accounting. Under this method, the Company's share of the net income of these investments is reflected in the Companys financial statements when earned and dividends are credited against the investment in affiliates when received.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

   The translation of the foreign currencies into U.S. dollars is performed for balance sheet accounts using period end exchange rates and for revenue and expense accounts using an average exchange rate during the period. Gains or losses resulting from translation are included in stockholders' equity. All dollar amounts included herein are stated in U.S. dollars.

   Properties
   ----------

   Properties are recorded at cost. Depreciation is principally computed using composite group straight-line rates. Average depreciable lives utilized by the Company are summarized as follows:


                Asset Class                           Years
                -----------                           -----
                Roadway properties.................     39
                Bridges............................     48
                Signals and communication systems..     25
                Locomotives and freight cars.......     32

   Additions and improvements to track structures are capitalized. Repair and maintenance costs are charged to expense. When roadway property other than land is sold, the costs of the assets less the sales proceeds are charged to accumulated depreciation. Gains or losses resulting from sales of land not required for railroad operations are included in "other income" in the consolidated statements of income. Overhead costs related to track additions and improvements are also capitalized. During 1997, 1996 and 1995, approximately $1.0 million, $0.8 million and $0.9 million, respectively, of interest was capitalized on construction-in-progress.

   Environmental Remediation Liabilities
   -------------------------------------

   In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1 "Environmental Remediation Liabilities." SOP 96-1 was adopted by the Company on January 1, 1997 and requires, among other things, environmental remediation liabilities to be accrued when the criteria of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies" have been met. The guidance provided by the SOP is consistent with the Company's current method of accounting for environmental remediation costs and, therefore, adoption of this new Statement does not have a material impact on the Company's financial position, results of operations, or liquidity.

   The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of initial remediation feasibility studies. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

   Revenues
   --------

   Freight revenues are recognized as shipments progress. Other revenues consist primarily of demurrage, switching and passenger revenues.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

     Reclassifications
     -----------------

     Certain amounts in the prior year financial statements have been reclassified to conform with the 1997 presentation. Included in these amounts were $3.0 million and $0.7 million which was reclassified to operating revenues from non-operating income for the years ended December 31, 1996 and 1995, respectively.

(3)  Extraordinary Items
     -------------------

     In 1996, the Company prepaid $20.0 million of 10.20% fixed-rate senior term notes and paid a prepayment penalty of $2.7 million. This resulted in an extraordinary charge of $1.6 million, net of income taxes, in the fourth quarter of 1996. In 1995, the Company prepaid $40.0 million of 11.625% fixed-rate senior term notes and paid a prepayment penalty of $3.5 million. This resulted in an extraordinary charge of $2.1 million, net of income taxes, in the third quarter of 1995.

(4)  Related Party Transactions
     --------------------------

     Legal Services
     --------------

     Oppenheimer Wolff & Donnelly ("OW&D") provides the Company with legal services in connection with various labor matters, litigation, regulatory issues and corporate matters. The amounts paid OW&D by the Company for services during 1997, 1996 and 1995 were $1.0 million, $1.2 million and $1.0 million, respectively. A director and stockholder of WCTC was a member of OW&D until August 1994 and presently is of counsel to OW&D.

     McLachlan, Rissman & Doll ("MR&D") provides the Company with legal services in connection with various corporate and financing matters. The amounts paid MR&D by the Company for services during 1997, 1996 and 1995 were $438,000, $61,000 and $320,000, respectively. A member of MR&D is a director and stockholder of WCTC.

     Consulting Services
     -------------------

     In 1995, the Company used the services of Railroad Financial Corporation ("RFC") to assist in the negotiation of various purchases, sales and leases of freight cars. In 1995, the cost of such services amounted to $196,000 and is included in the payments under the long-term operating leases RFC helped negotiate. Two directors of the Company are stockholders and directors of RFC.

     Investments in Affiliates
     -------------------------

     Information regarding other related party transactions appears in Note 15 - Investment in Affiliates.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(5)  Accrued Expenses
     ----------------

     Major components of accrued expenses included:


                                                                         December 31,
                                                                    -----------------------
                                                                     1997           1996
                                                                    -------       --------
                                                                        (in thousands)
     Interline liabilities on forwarded and received traffic..      $26,161       $22,522
     Equipment costs..........................................       14,614        13,559
     Casualty and environmental liabilities...................       13,810        13,182
     Other accrued expenses...................................       25,805        25,179
                                                                    -------       -------
     Total accrued expenses...................................      $80,390       $74,442
                                                                    =======       =======

(6)  Long-term Debt
     --------------


     Long-term debt consists of the following:
                                                                         December 31,
                                                                    -----------------------
                                                                      1997           1996
                                                                    --------       --------
                                                                          (in thousands)
     WCTC revolving credit agreement..........................      $259,500       $146,500
     Other....................................................        19,883         17,803
                                                                    --------       --------
     Total long-term debt.....................................      $279,383       $164,303
                                                                    ========       ========


     The Company maintains an unsecured revolving credit facility (the "Revolver") with a syndicate of banks with a capacity of $325.0 million, increased in 1996 from $200.0 million. The Revolver allows the Company to choose various floating rate options and is scheduled to expire at the end of 2000. The Company pays commitment fees on the unused amount of the Revolver and a facility fee based on the Revolver's total capacity. Such fees vary based on the Company's credit rating and leverage ratio. Principal reductions are not required under the Revolver prior to its expiration date. The effective interest rate on outstanding borrowings under the Revolver at December 31, 1997 was 6.3%.

     Other long-term debt consists of $8.4 million in borrowings under a separate Canadian dollar revolving credit agreement held by ACRI (the "ACRI Revolver") plus $11.5 million in government-financed interest free loans supporting railroad infrastructure improvements which promote economic development in the jurisdictions served by such government entities. The ACRI Revolver has a capacity of $8.4 million with terms, covenants and margins similar to the WCTC Revolver, and is scheduled to expire at the end of 2000.

     In September 1997, the Company issued an irrevocable letter of credit in the amount of $23.5 million to collateralize the Company's obligation in connection with the Company's appeal of an arbitration ruling as discussed in Note 17 - Contingencies. The letter of credit expires in September 1998.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Maturities of debt at December 31, 1997 for each of the years 1998 through 2002 and thereafter were as follows:

               Year                                         Amount
               ----                                      ------------
                                                        (in thousands)
              1998......................................  $  1,387
              1999......................................     1,387
              2000......................................   269,277
              2001......................................     1,387
              2002......................................     1,387
              Thereafter................................     5,945
                                                          --------
              Total.....................................  $280,770
                                                          ========

     The financing arrangements of the Company limit its ability to pay dividends on its capital stock, incur additional indebtedness, create liens on its assets, repurchase shares of its capital stock, and make certain loans, investments or guarantees.

(7)  Fair Value of Financial Instruments
     -----------------------------------

     At December 31, 1997, the Company's financial instruments consist of cash, receivables, other current assets, fuel hedging positions, current liabilities and debt. The carrying amounts of these financial instruments approximate their fair values at December 31, 1997.

(8)  Income Taxes
     ------------

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

     No provision is made for U.S. income taxes applicable to undistributed earnings of ACRI and the foreign affiliates that are indefinitely reinvested in those entities. Undistributed earnings of ACRI and the foreign affiliates amounted to $92.0 million at December 31, 1997. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practicable to determine the amount of U.S. income taxes or foreign withholding taxes that would be payable upon the remittance of those earnings.

     The provision for income taxes consists of the following:

                                             Year ended December 31,
                                            --------------------------
                                             1997      1996     1995
                                            -------   -------  -------
                                                  (in thousands)
   Current:
      Federal.............................  $ 1,002  $(1,148)  $ 3,115
      State                                     260      129       811
                                            -------  -------   -------
         Total current....................    1,262   (1,019)    3,926
                                            -------  -------   -------

   Deferred:
      Federal.............................   21,756   10,746    15,494
      State                                   2,424    1,651     2,750
                                            -------  -------   -------
         Total deferred...................   24,180   12,397    18,244
                                            -------  -------   -------
   Total..................................  $25,442  $11,378   $22,170
                                            =======  =======   =======

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     The components of deferred income tax expense were as follows:

                                                      Year ended December 31,
                                                    ---------------------------
                                                      1997      1996      1995
                                                    -------   -------   -------
                                                           (in thousands)
   Depreciation and amortization..................  $28,045   $17,077   $18,749
   Sale-leaseback transactions....................      431       613      (731)
   Alternative minimum tax........................     (938)    2,234    (1,643)
   Net operating loss carryforwards...............   (4,736)   (7,534)    1,707
   Provisions for bad debts, casualties, claims
      and other expenses..........................    1,378         7       162
                                                    -------   -------   -------
   Total..........................................  $24,180   $12,397   $18,244
                                                    =======   =======   =======

   The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities (assets) are presented below:

                                                              December 31,
                                                         ----------------------
                                                           1997          1996
                                                         --------      --------
                                                             (in thousands)
Deferred tax liabilities principally due to
  differences in depreciation on properties........      $(131,240)   $(103,195)

Deferred tax assets:
  Net operating loss carryforwards..................        19,931       15,195
  Alternative minimum tax credit carryforwards......         9,807        8,869
  Sale-leaseback transactions.......................         4,947        5,378
  Accruals and allowances for bad debts, casualties,
    claims and other expenses.......................           606        1,984
                                                         ---------   ----------
    Total deferred tax assets.......................        35,291       31,426
                                                         ---------   ----------

    Net deferred tax liability......................     $ (95,949)   $ (71,769)
                                                         =========   ==========

The net deferred tax liability is classified in the consolidated balance sheets as follows:

                                                              December 31,
                                                         ----------------------
                                                           1997          1996
                                                         --------      --------
                                                             (in thousands)
Non-current deferred tax liability..................     $ (97,199)   $ (73,244)
Current deferred tax asset..........................         1,250        1,475
                                                         ---------    ---------
  Net deferred tax liability........................     $ (95,949)   $ (71,769)
                                                         =========    =========

The reconciliation of the statutory tax rate to the effective income tax rate is as follows:

                                                       Year ended December 31,
                                                      -------------------------
                                                      1997       1996      1995
                                                      ----       ----      ----
Statutory rate......................................  35.0%      35.0%     35.0%
State income taxes, net of Federal tax benefit......   3.9        4.0       4.1
Other...............................................   0.7        0.6       0.4
                                                      ----       ----      ----
Effective rate......................................  39.6%      39.6%     39.5%
                                                      ====       ====      ====

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     The Company had net operating loss carryforwards ("NOLs") at December 31, 1997 for income tax purposes totaling $51.8 million, which will begin to expire in 2004. The Company expects to be able to utilize these NOLs to offset future tax liabilities.

(9)  Benefit Plans
     -------------

     The Company has profit-based incentive plans for all employees. Amounts accrued under these plans were based primarily upon targeted operating results set at the beginning of the plan year. During 1997, 1996 and 1995, $3.4 million, $3.3 million and $3.3 million, respectively, were accrued under provisions of these incentive plans.

     In 1991, the Company adopted a Key Management Stock Option Plan ("Key Option Plan") under which certain key management employees may be granted options to purchase shares of the Company's common stock. Options may have a duration of up to 10 years and an exercise price not less than the fair market value of the common stock at the time of the grant. The exercise prices for options granted through 1997 under the Key Option Plan were equal to fair market value as of the grant date. Information regarding the Key Option Plan is summarized below:

                                                        Average    Number
                                                        Option      of
                                                         Price     Shares
                                                        -------  ---------
   Options outstanding at December 31, 1994...........   $11.02  1,476,195
      Exercised in 1995...............................     6.22   (436,083)
                                                                 ---------
   Options outstanding at December 31, 1995...........    13.02  1,040,112
      Granted in 1996.................................    29.68    150,000
      Exercised in 1996...............................    11.69   (238,412)
                                                                 ---------
   Options outstanding at December 31, 1996...........    15.98    951,700
      Exercised in 1997...............................    13.57   (133,195)
                                                                 ---------
   Options outstanding at December 31, 1997...........    16.38    818,505
                                                                 =========
   Options available for grant at December 31, 1997...      ---     79,560
                                                                 =========
   Total options exercised through December 31, 1997..   $ 7.74  1,021,935
                                                                 =========

     Of the options outstanding at December 31, 1997 under the Key Option Plan, 698,505 were vested and fully exercisable, 30,000 will vest in 1998 and 90,000 will vest in 1999. Of the 818,505 options which were outstanding at December 31, 1997, 670,305 options had an exercise price of $13.42 and a weighted-average remaining contractual life of 6.6 years, and 148,200 options had a range of exercise prices of $24.25 to $31.50 and a weighted-average remaining contractual life of 8.4 years.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


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

                                                        Average        Number
                                                        Option           of
                                                         Price         Shares
                                                        -------       ---------
Shares authorized for purchase.....................                   2,625,000
  Purchased through December 31, 1994..............     $ 3.75         (457,140)
  Purchased in 1995................................       9.17         (108,924)
  Purchased in 1996................................      13.88          (93,824)
  Purchased in 1997................................      27.62          (70,650)
                                                                      ---------
Total shares available to be purchased.............                   1,894,462
                                                                      =========

At December 31, 1997, participating employees have accumulated $1.1 million under the Purchase Plans through payroll deductions that can be used to purchase shares of common stock in 1998.

In 1994, the Company adopted a Director Stock Option Plan ("Director Plan") which provides for the automatic annual grant to members of the Board of Directors of options to purchase a specified number of shares of common stock at a price equal to the fair market value of those shares as of the date of the grant. Options to acquire up to an aggregate of 900,000 shares of common stock may be granted under the Director Plan, of which 180,000 have been granted and were fully vested at December 31, 1997. Options granted under the Director Plan vest and become fully exercisable after six months from the date of the grant. Information regarding the Director Plan is summarized below:

                                                        Average          Number
                                                        Option             of
                                                         Price           Shares
                                                        -------          ------
Options outstanding at December 31, 1994...........     $12.00           60,000
  Granted in 1995..................................      17.09           42,000
                                                                        -------
Options outstanding at December 31, 1995...........      14.10          102,000
  Granted in 1996..................................      30.84           36,000
                                                                        -------
Options outstanding at December 31, 1996...........      18.46          138,000
  Granted in 1997..................................      33.19           42,000
  Exercised in 1997................................      13.02          (30,000)
                                                                        -------
Options outstanding at December 31, 1997...........      23.68          150,000
                                                                        =======
Options available for grant at December 31, 1997...        ---          720,000
                                                                        =======
Total options exercised through December 31, 1997..      13.02           30,000
                                                                        =======

Of the 150,000 options which were outstanding at December 31, 1997, 72,000 options had a range of exercise prices of $12.00 to $17.09 and a weighted-average remaining contractual life of 6.9 years, and 78,000 options had a range of exercise prices of $30.84 to $33.19 and a weighted-average remaining contractual life of 8.9 years.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     In 1997, the Company adopted a Long-Term Incentive Plan ("Incentive Plan") under which eligible officers and other key employees of the Company may be awarded (i) options to purchase shares of the Company's common stock, (ii) stock appreciation rights, (iii) stock awards and (iv) performance shares. A total of 1,500,000 shares of common stock are authorized to be available for awards under the Incentive Plan. No awards were granted under the Incentive Plan in 1997.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument, and gives entities a choice of recognizing related compensation expense by adopting the new fair value method or continuing to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APBO 25"). The Company has elected to continue to account for stock-based compensation using the method prescribed in APBO 25. Accordingly, no compensation cost has been recognized for the Company's stock-based employee compensation plans. Had compensation cost for the Company's stock-based employee compensation plans been recorded based on the fair value method prescribed by SFAS 123, the Company's net income and earnings per common share would have been reduced to the pro forma amounts indicated below:

                                                        1997     1996     1995
                                                       -------  -------  -------
          Net income - as reported (in thousands)....  $77,426  $48,432  $42,509
          Net income - pro forma (in thousands)......   76,909   47,044   42,249
          Diluted earnings per share - as reported...     1.51     0.95     0.84
          Diluted earnings per share - pro forma.....     1.50     0.92     0.83

     For purposes of the above pro forma calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for various grants: expected volatility of 33% for options granted in 1995 and ranging from 34% to 36% for options granted in 1996 and 1997; risk-free interest rate ranging from 5.4% to 6.7% based upon the date of the option grant; and expected lives of four years. Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost for options granted prior to January 1, 1995 is not considered.

     All U.S. employees of the Company are covered under the Railroad Retirement Act. All Canadian employees are covered under the government-sponsored Canadian Pension Plan and the ACRI Employee Retirement Savings Plan ("Savings Plan"). Under the Savings Plan, employees may elect to contribute up to 5% of their income on a pre-tax basis to the Savings Plan. The Company matches twice the amount contributed by each employee up to a maximum of 10%. In 1997, 1996 and 1995, such matching contributions by the Company amounted to $0.6 million, $0.9 million and $0.6 million, respectively.

(10) Sale-Leaseback Transactions

     The Company has entered into sale-leaseback transactions (predominantly relating to equipment) with third-party financing institutions. These transactions have resulted in gains which have been reflected as deferred income in the Company's consolidated balance sheets. The gains on sale-leaseback transactions are amortized over the terms of the related operating leases.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


The following table indicates the future amortization of deferred gains on sale-leaseback transactions:

        Year                                          Amount
        ----                                          ------
                                                   (in thousands)
        1998................................          $1,120
        1999................................           1,120
        2000................................           1,120
        2001................................           1,120
        2002................................           1,005
        Thereafter..........................           4,345
                                                      ------
        Total...............................          $9,830
                                                      ======

(11)  Leases
      ------

      Total operating lease expense (predominantly relating to equipment) amounted to $29.3 million, $30.4 million and $28.1 million in 1997, 1996 and 1995, respectively.

      Minimum future lease payments under operating leases that have remaining noncancelable lease terms in excess of one year are as follows:


        Year                                         Amount
        ----                                        -------
                                                 (in thousands)

        1998................................        $ 27,320
        1999................................          26,012
        2000................................          24,585
        2001................................          24,226
        2002................................          23,732
        Thereafter..........................         172,169
                                                    --------
        Total...............................        $298,044
                                                    ========

(12) Other Income
     ------------

                                                                Year ended December 31,
                                                      -------------------------------------
                                                        1997           1996          1995
                                                      --------       --------      --------
                                                                 (in thousands)
     Rental income..........................          $1,442         $1,365        $1,323
     Gains on property sales................             682          1,015           794
     Financing and organization
      cost amortization.....................            (510)          (459)         (512)
     Rentals of non-operating equipment.....              --             --           237
     Other, net.............................            (380)          (109)          (43)
                                                      ------         ------        ------
      Total                                           $1,234         $1,812        $1,799
                                                      ======         ======        ======


         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(13)  Earnings Per Share
      ------------------

      In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies financial accounting and reporting requirements for earnings per share ("EPS"). SFAS 128 requires presentation of basic and diluted per-share amounts on the face of the statements of income for all periods reported. Diluted EPS measures the financial performance of an entity over a reporting period while giving effect to all dilutive potential common shares that were outstanding during the period. In the Company's circumstances, SFAS 128 requires that the dilutive effect of call options be reflected in diluted earnings per share by application of the treasury stock method. The following table presents the reconciliation of the basic and diluted EPS computations for "Income before extraordinary items" for 1997, 1996 and 1995:

                                               Year ended December 31,
                                              -------------------------
                                               1997     1996     1995
                                              -------  -------  -------
                                                   (in thousands)
   Income available to common shareholders
      before extraordinary items............  $77,426  $50,034  $44,632
                                              =======  =======  =======

   Weighted average common shares...........   50,913   50,647   50,242
   Dilutive effect of common stock options..      510      607      413
                                              -------  -------  -------
   Weighted average diluted shares..........   51,423   51,254   50,655
                                              =======  =======  =======

   Basic earnings per common share..........  $  1.52  $  0.99  $  0.89
   Diluted earnings per common share........  $  1.51  $  0.98  $  0.88

(14)  Significant Customers
      ---------------------

      In 1997, 1996 and 1995, no single customer accounted for more than 10% of the Company's gross freight revenues. However, in each of the years two customers together accounted for 15.2%, 14.6% and 14.4%, respectively, of the Company's gross freight revenues.

(15)  Investment in Affiliates
      ------------------------

      Tranz Rail Holdings Limited
      ---------------------------

      On July 20, 1993, a consortium of investors, including WCI, entered into a purchase agreement with the government of New Zealand to acquire all the stock of Tranz Rail, a 2,400 route mile railroad which provides the only rail service in New Zealand. WCI's initial equity investment approximated $16.0 million for approximately 27% of the common stock of Tranz Rail. In 1994 and 1995, the Company paid $3.3 million and $2.9 million, respectively, to exercise options that increased its equity ownership position to approximately 30%.

      On June 26, 1995, Tranz Rail returned capital to shareholders through a pro rata repurchase of shares. WCTC's share of the capital returned was $21.0 million which the Company used to retire debt. The capital returned was derived primarily from proceeds of the 1994 sale of Tranz Rail's investment in a telecommunications company.

      Tranz Rail completed an initial public offering of its common stock on June 18, 1996 and is listed on the NASDAQ stock market in the United States and on the New Zealand Stock Exchange in New Zealand. As a result of this offering, the Company's ownership position declined to 23% from 30%. Total market capitalization of Tranz Rail as of December 31, 1997 was approximately $486.1 million.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

   The Company received a dividend in March 1997 from Tranz Rail in the amount of $3.4 million which was recorded as a reduction of the Company's investment in affiliates.

   The Company is party to a management services agreement with Tranz Rail under which the Company provides management services to Tranz Rail, including principally making available the services of certain Company executives for full time employment by Tranz Rail, training of Tranz Rail personnel by the Company and making available the expertise and consulting services of the President of the Company. Amounts earned by the Company from Tranz Rail for services under the management services agreement (not including the services of Company executives who are paid directly by Tranz Rail) were $1.1 million, $0.7 million and $0.7 million in 1997, 1996 and 1995, respectively. The management services agreement is subject to renewal on an annual basis.

   Six of the directors of the Company are directors of, and hold shares or options (or both) of Tranz Rail.

   English Welsh & Scottish Railway Holdings Limited
   -------------------------------------------------

   In the fourth quarter of 1995, a consortium of investors, including the Company and an affiliate of Berkshire Partners, an American private equity firm ("Berkshire") of which one of the Company's directors is an executive officer, director and beneficial owner of shares, established a holding company, EWS, to acquire various rail assets of British Rail ("BR") from the British government as a part of its privatization of BR. On December 9, 1995, EWS acquired Rail express systems Limited ("Res"). The principal activity of Res is the carriage of letters for the Royal Mail, a division of the British Post Office. On February 24, 1996, EWS acquired BR's three trainload freight companies ("TLFs"), the principal activity of which is the hauling of bulk commodities such as coal, iron, steel and aggregates throughout Great Britain. On November 22, 1997, EWS acquired BR's Railfreight Distribution Limited, which operates freight trains through the English Channel tunnel.

   The Company has invested approximately $53.4 million for an approximate 34% ownership interest in EWS. The Company has been granted performance-based options to acquire additional shares in EWS to compensate it for its leadership of the consortium. In 1997, the Company paid $8.4 million to exercise a portion of these options, increasing it's equity ownership position from approximately 32% to approximately 34%. In addition, EWS has issued options to certain of its officers and directors, and warrants to the investment banking firm that facilitated the acquisition of EWS. Assuming that all options and warrants are exercised, the Company's equity interest in EWS will be approximately 34%.

   In connection with the EWS investment, the Company loaned $13.2 million to Berkshire in December 1995 to temporarily finance Berkshire's portion of the purchase price. This loan earned interest at approximately 9.0% and was repaid on February 22, 1996, prior to the consummation of the purchase of the three TLFs.

   The Company is party to a management services agreement with EWS under which the Company provides management services to EWS, including principally making available the services of certain Company executives for full time employment by EWS, training of EWS personnel by the Company and making available the expertise and consulting services of the President of the Company. Amounts earned by the Company from EWS for services under the management services agreement (not including the services of Company executives who are paid directly by EWS) were $2.2 million and $1.6 million in 1997 and 1996, respectively. The management services agreement is subject to renewal on an annual basis.

   Four of the directors of the Company are directors of, and hold shares and options of, EWS.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

   Australian Transport Network Limited
   ------------------------------------

   In November 1997, a consortium of investors, including WCI, Tranz Rail and Berkshire acquired the government-owned rail business in Tasmania, an island state of Australia, for approximately $15.4 million in a privatization transaction. WCI owns approximately 33% of ATN, which provides all the commercial rail freight service in Tasmania over its 360 route mile rail system. WCI's equity investment in ATN approximated $5.1 million. The Company has been granted options to acquire additional shares in ATN to compensate it for its leadership of the consortium.

   Summary Financial Information
   -----------------------------

   The combined results of operations and financial position of the Company's affiliates, accounted for utilizing the equity method of accounting (See Note 2 - Summary of Significant Accounting Policies), prepared in conformity with U.S. GAAP are summarized below (the TLFs are included from February 24, 1996 and ATN is included from November 14, 1997):


Condensed Balance Sheet Information:
                                                              December 31,
                                                            1997        1996
                                                         ----------  ----------
                                                              (in thousands)
Current assets.........................................  $  517,523  $  370,715
Total assets...........................................   1,701,603   1,468,269
Current liabilities....................................     328,633     300,965
Total liabilities......................................   1,107,242     954,802
Total equity...........................................     594,361     513,467

Condensed Income Statement Information:

                                                         December 31,
                                             ----------------------------------
                                                 1997       1996         1995
                                             ----------  ----------  ----------
                                                        (in thousands)
Operating revenues.......................    $1,239,252  $1,138,130    $372,577
Operating income.........................       187,311     211,330      71,657
Net income...............................       128,482     109,194      35,665

   The borrowing arrangements of EWS and ATN each contain provisions which substantially restrict their ability to transfer funds to the Company in the form of cash dividends, loans and advances. Tranz Rail's net assets are not similarly restricted.

   A summary of the Company's investment in affiliates and its equity in net income of affiliates is presented below (the TLFs are included from February 24, 1996 and ATN is included from November 14, 1997):


Investment in affiliates:
                                                              December 31,
                                                       ------------------------
                                                         1997             1996
                                                       --------         -------
                                                             (in thousands)
EWS.................................................   $110,436        $ 74,661
Tranz Rail..........................................     37,245          39,991
ATN.................................................      4,808              --
                                                       --------        --------
Total...............................................   $152,489        $114,652

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

Equity in net income of affiliates:

                                              Year Ended December 31,
                                       -------------------------------------
                                         1997           1996          1995
                                       --------       --------      --------
                                                   (in thousands)

EWS..................................  $ 29,881       $ 22,827      $    (75)
Tranz Rail...........................     8,707          9,850        10,730
ATN..................................        30             --            --
                                       --------       --------      --------
Total................................  $ 38,618       $ 32,677      $ 10,655
                                       ========       ========      ========

The Company's retained earnings included undistributed earnings of affiliates of $89.6 million and $54.4 million at December 31, 1997 and 1996, respectively.

(16)  Acquisitions
      ------------

      Duck Creek North
      ----------------

      On January 27, 1997, SSM completed the purchase of 198 route miles of railroad track and trackage rights in Wisconsin and the Upper Peninsula of Michigan. The rail lines are commonly known as the "Duck Creek North" lines. The rail lines, together with contiguous property and associated facilities, were acquired for approximately $85.0 million plus provisions for labor protection and other liabilities of $2.8 million and acquisition costs of $0.8 million.

      Wausau/Hayward
      --------------

      On May 31, 1997, WCL began operations over 18 route miles of rail lines serving Wausau and Hayward, Wisconsin. WCL acquired the track for $3.9 million.

(17)  Contingencies
      -------------

      Lomira Derailment
      -----------------

      On November 22, 1997, eleven cars of a WCL train derailed in Lomira, Wisconsin. Several of the cars collided with a portion of the wall of a nearby factory, damaging the factory, killing one factory worker and injuring four others. No lawsuits have been filed. WCL intends to use its best efforts to settle any claims that arise as a result of this accident. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company's financial position or its annual financial results of operations.

      Weyauwega Derailment
      --------------------

      On March 4, 1996, WCL had a derailment in Weyauwega, Wisconsin involving thirty-five cars, fourteen of which contained propane or liquified petroleum gas and two of which contained sodium hydroxide solution. The total cost for the derailment is currently estimated at $27.4 million. The Company believes that its insurance policies will cover substantially all these costs, in excess of the $2.5 million of deductibles. During the first quarter of 1996, the Company recorded a pretax provision of $2.5 million for the combined deductibles under its property damage and liability insurance policies. Through December 31, 1997, the Company had funded approximately $26.3 million in costs incurred as a result of this derailment. The Company's consolidated balance sheet includes an insurance receivable of $1.3 million as of December 31, 1997 for remaining unreimbursed claims. Two lawsuits remain outstanding from two businesses which have filed separate suits for damages, one in the District Court of Waupaca County, Wisconsin and the other in the U.S. District Court for the Eastern District of Wisconsin. It is the opinion of management that the resolution of these matters will not have

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

      a material adverse effect on the Company's financial position or its annual financial results of operations.

      BOCT Complaint
      --------------

      On June 4, 1993, WCL was served with a complaint filed by the Baltimore & Ohio Chicago Terminal Railway Company ("BOCT") in the United States District Court for the Northern District of Illinois, Eastern Division. In its complaint, the BOCT claimed that WCL owed BOCT for intermediate switching and car hire reclaim charges allegedly incurred from July 1988 through February 1993. Arbitration hearings were held in 1995, and in June 1996 the arbitration panel ruled in favor of BOCT. The arbitration panel's ruling awarded BOCT $16.8 million of disputed switching and car hire reclaim charges, and $2.5 million of interest relating to such charges. Based upon the arbitration panels ruling, the Company recorded pretax provisions of $15.8 million in 1996, representing amounts awarded in excess of previously recorded accruals. Additional interest of $0.9 million and $0.4 million was accrued on the unpaid award amount in 1997 and 1996, respectively.

      In April 1997, WCL filed a petition with the Surface Transportation Board ("STB") contesting substantially all BOCT switching charges. That matter is pending before the STB. The U.S. District Court issued a final ruling on the case affirming the arbitration award on August 28, 1997. WCL appealed this ruling to the U.S. Court of Appeals in September 1997. Along with the appeal, WCL posted a $23.5 million letter of credit to cover amounts which may be payable to BOCT if the appeal is unsuccessful. Separately, during the U.S. District Court proceedings, WCL was authorized to pursue with the STB various matters included in the dispute.

      Waukesha Environmental Matter
      -----------------------------

      On April 2, 1996, WCL received a request for documents from the U.S. Department of Justice ("DOJ") relating to the demolition of a foundry and roundhouse on WCL's property in Waukesha, Wisconsin, performed by contractors for WCL in 1993. A request for additional documents was received on November 21, 1996. WCL has complied with the requests. Previously, in March 1994, WCL had received a Notice of Violation of the Clean Air Act (the "ACT") and the National Emission Standard for Asbestos (the "Asbestos NESHAP") promulgated thereunder from the U.S. Environmental Protection Agency ("USEPA") in connection with the demolition. The Notice of Violation alleged that WCL violated the Clean Air Act and the Asbestos NESHAP because of the failure of the demolition contractor hired by WCL to provide notice of its intent to demolish a building containing asbestos and the failure of the contractor to have on the site during demolition an authorized representative trained in NESHAP. The Notice of Violation did not specify any penalty or demand any relief. The USEPA held a conference with WCL on April 11, 1994 to discuss the Notice of Violation prior to a determination of any enforcement action to be taken under section 113 of the Act. WCL has not been informed whether the 1996 request for documents is related to the 1994 Notice of Violation. In June 1997, WCL was notified by the EPA that the DOJ had determined there was no cause to seek criminal prosecution against WCL or any individual employee. The matter has been referred to DOJ's Environmental and Natural Resources Division. If the DOJ or the USEPA determines that a civil action should be brought against the Company, the Company will vigorously defend itself. If it were to be determined that WCL violated the Asbestos NESHAP or the Act, WCL could be subject to fines of up to $25,000 per day for each violation for the Act as well as additional fines for violation of NESHAP.

      Property Tax Dispute
      --------------------

      In October 1995, the Circuit Court of Dane County ruled in favor of a Wisconsin Department of Revenue ("WDR") retroactive assessment of personal property taxes for the tax years 1990 through 1993 against all Wisconsin railroads, including WCL and FV&W. WCL, FV&W and the other railroads

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     involved intend to appeal the statutory law rulings. As a result of the ruling, the Company recognized the $3.0 million retroactive assessment, as well as accrued interest of $0.7 million, in its 1995 consolidated statement of income. The railroads, including WCL and FV&W, have also filed suits in state courts which allege discrimination in the assessment of taxes. WCL and FV&W have separately filed suit challenging other WDR tax valuation practices with respect to their 1994 through 1997 tax bills.

     Other
     -----

     The Company's railroads are involved in various other legal actions, including personal injury, property damage and environmental clean up matters. WCL and FV&W have also been identified as a potentially responsible parties by various Federal and state authorities for remediation of various waste disposal sites. While the final outcome with respect to these matters cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company's financial position or its annual financial results of operations.

(18) Unaudited Quarterly Financial Data
     ----------------------------------

                                  First     Second         Third    Fourth
                                 Quarter    Quarter       Quarter   Quarter      Year
                                 -------    -------       -------   --------    ------
                                        (in thousands, except per share amounts)
     1997:
       Operating revenues.....   $80,261    $84,993       $85,168   $83,088     $333,510
       Operating income.......    15,085     21,147        23,312    18,135       77,679
       Net income.............    17,634     20,681        21,401    17,710       77,426
       Basic earnings per
        share (1).............      0.35       0.41          0.42      0.35         1.52
       Diluted earnings per
        share (1).............      0.34       0.40          0.42      0.34         1.51

     1996:
       Operating revenues.....   $65,365    $56,786(2)    $72,903  $ 70,065     $265,119
       Operating income.......     4,752      2,152(2)     18,000    13,827       38,731
       Income before
        extraordinary item....     8,066      7,528(2)     17,071    17,369       50,034
       Net income.............     8,066      7,528(2)     17,071    15,767(3)    48,432
       Basic earnings per
        share.................      0.16       0.15(2)       0.34      0.31(3)      0.96
       Diluted earnings per
        share.................      0.16       0.15          0.33      0.31         0.95


     (1) Sum of the quarterly earnings per share does not add up to the totals due to rounding.
     (2) Includes a reduction of operating revenues of $13.3 million related to the June 10, 1996 arbitration ruling in favor of BOCT for disputed switching charges. Interest charges of $2.5 million on the disputed charges were also recognized at that time. Combined, the effect of the disputed switching charges and related interest reduced net income by $9.5 million, or $0.19 per common share in the second quarter (See
          Note 17 - Contingencies).
     (3) Includes an extraordinary charge of $1.6 million, or $0.03 per common share (net of income taxes), in connection with the Company's early repayment of debt (See Note 3 - Extraordinary Items).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.
                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     See "Executive Officers of the Registrant" in Part I above for information regarding executive officers of the Company. The remainder of the information required by Item 10 is incorporated by reference to the Company's proxy statement to be filed pursuant to Regulation 14A.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     Incorporated by reference to the Company's proxy statement to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     Incorporated by reference to the Company's proxy statement to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Incorporated by reference to the Company's proxy statement to be filed pursuant to Regulation 14A.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

     The following documents are filed as a part of this Report:

     (a)  (1)  Financial Statements

               Consolidated Balance Sheets.................................    29-30
               Consolidated Statements of Income...........................       31
               Consolidated Statements of Changes in Stockholders' Equity..       32
               Consolidated Statements of Cash Flows.......................       33
               Notes to Consolidated Financial Statements..................    34-49


          (2)  Schedules

                 All schedules have been omitted as not applicable or not required or because the information required to be shown therein is included in the financial statements or notes thereto.


          (3)  Exhibits

                 The exhibits set forth in the accompanying Index to Exhibits are filed as a part of this report.


     (b)  Reports on Form 8-K filed during the quarter ended December 31, 1997.

            The Company filed no reports on Form 8-K during the quarter ended December 31, 1997.

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


                                    WISCONSIN CENTRAL TRANSPORTATION
                                    CORPORATION
                                    (Registrant)


                                    By:   /s/ Edward A. Burkhardt
                                        ----------------------------------------
                                        Edward A. Burkhardt, Chairman, President
                                        and Chief Executive Officer

                                    Date:   March 27, 1998
                                           -------------------------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                 Title
          ---------                 -----

By:   /s/ Edward A. Burkhardt       Chairman, President, Chief Executive Officer
      ------------------------      and Director (Principal Executive Officer)
      (Edward A. Burkhardt)

Date:   March 27, 1998
      ------------------------



By:   /s/ Thomas F. Power, Jr.      Executive Vice President, Chief Financial
      ------------------------      Officer and Director (Principal Financial
      (Thomas F. Power, Jr.)        Officer)

Date:   March 27, 1998
      ------------------------



By:   /s/ Walter C. Kelly           Vice President, Finance (Principal
      ------------------------      Accounting Officer)
      (Walter C. Kelly)

Date:   March 27, 1998
      ------------------------



By:   /s/ Thomas W. Rissman         Director
      ------------------------
      (Thomas W. Rissman)

Date:   March 27, 1998
      ------------------------



By:   /s/ Carl Ferenbach            Director
      ------------------------
      (Carl Ferenbach)

Date:   March 27, 1998
      ------------------------

                                 INDEX TO EXHIBITS


Exhibit No.                  Description
-----------                  -----------

   3       Articles of Incorporation and By-laws

   3(a) Restated Certificate of Incorporation of the registrant, as amended (Incorporated by reference to Exhibit 3 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

   3(b)    Amendment dated March 2, 1998 to By-laws of the registrant

   3(c)    By-laws of the registrant, as amended to date


   4       Instruments Defining the Rights of Security Holders, Including
           Indentures

   4(a) Credit Agreement dated as of November 21, 1994 among registrant, Bank of America National Trust and Savings Association and the Banks signatory thereto (Incorporated by reference to Exhibit 4(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994) (see Exhibits 4(b) and (c) for subsequent amendment)

   4(b) Amendment No. 1, dated as of October 23, 1995, to the Credit Agreement filed as Exhibit 4(a) (Incorporated by reference to Exhibit 4(c) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

   4(c) Second Amendment, dated as of December 17, 1996, to the Credit Agreement filed as Exhibit 4(a) (Incorporated by reference to Exhibit 4(c) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

           Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, registrant is not filing any instrument with respect to long-term debt in cases in which the amount of debt securities authorized under the instrument does not exceed 10 percent of the total assets of registrant. Registrant agrees to furnish a copy of each such instrument to the Commission upon request.


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

Exhibit No.                  Description
-----------                  -----------
  10(g) Stockholders Agreement of the registrant dated October 11, 1987 as amended April 1, 1991 (Incorporated by reference to Exhibit 10(q) to registrant's Registration Statement on Form S-1 (Registration No. 33-39939) filed under the Securities Act and declared effective by the Securities and Exchange Commission on May 21, 1991) (see Exhibit 10(h) for subsequent amendment)

  10(h) Amendment No. 2 to Stockholders Agreement dated as of April 1, 1992 (amending Stockholders Agreement filed as Exhibit 10(g)) (Incorporated by reference to Exhibit 10(aa) to registrant's Registration Statement on Form S-1 (Registration No. 33-52022) filed under the Securities Act and declared effective by the Commission on December 14, 1992)

  10(i) Asset Purchase Agreement dated as of November 30, 1996 between Union Pacific Railroad Company and Sault Ste. Marie Bridge Company (Incorporated by reference to Exhibit 10(i) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

  10(j) 1997 Long-Term Incentive Plan (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 4.3 to registrant's Registration Statement on Form S-8 (Registration No. 333-35493) filed under the Securities Act on September 12, 1997)


  21       Subsidiaries of the Registrant

  21       Subsidiaries of Wisconsin Central Transportation Corporation


  23       Consents of Experts and Counsel

  23       Consent of KPMG Peat Marwick LLP


  27       Financial Data Schedule

  27       Financial Data Schedule