Form 10-Q
period 1998-03-31
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 1998-05-15
CIK 874213

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


                For the quarterly period ended March 31, 1998
                                               --------------

                        Commission File Number 0-19150
                                               -------




                  WISCONSIN CENTRAL TRANSPORTATION CORPORATION
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                          36-3541743
                  --------                          ----------
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)         Identification Number)


       6250 North River Road, Suite 9000
               Rosemont, Illinois                        60018
               ------------------                        -----
     (Address of principal executive offices)          (Zip Code)


          Registrant's telephone number,
               including area code:                  (847) 318-4600
                                                      -------------


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


Indicate the number of shares outstanding of the
Issuer's common stock as of April 30, 1998:                    51,026,283 shares



================================================================================

                          WISCONSIN CENTRAL TRANSPORTATION CORPORATION

                                            FORM 10-Q

                                  Quarter Ended March 31, 1998



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

                                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                                Consolidated Balance Sheets

                                                      (in thousands)

                                                          Assets


                                                                                              March 31,    December 31,
                                                                                                1998           1997
                                                                                            -----------    ------------
                                                                                            (Unaudited)      (Audited)
Current assets:
    Cash and cash equivalents.............................................................  $     7,753    $     4,630
    Receivables, net of allowance for doubtful accounts of $1,641
       and $1,628 at March 31, 1998 and December 31, 1997.................................       82,571         79,722
    Income taxes receivable...............................................................        1,856          2,106
    Materials and supplies................................................................       24,514         20,560
    Deferred income taxes.................................................................        1,250          1,250
    Other current assets..................................................................        2,142          2,014
                                                                                            -----------    -----------
       Total current assets...............................................................      120,086        110,282

Investment in affiliates..................................................................      158,512        152,489

Properties:
    Roadway and structures................................................................      621,970        609,932
    Equipment.............................................................................      124,175        116,781
                                                                                            -----------    -----------
       Total properties...................................................................      746,145        726,713
    Less accumulated depreciation.........................................................      (82,737)       (77,888)
                                                                                            -----------    -----------
       Net properties.....................................................................      663,408        648,825
                                                                                            -----------    -----------

       Total assets.......................................................................  $   942,006    $   911,596
                                                                                            ===========    ===========


                                The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                                Consolidated Balance Sheets

                                           (in thousands, except share amounts)

                                           Liabilities and Stockholders' Equity


                                                                                             March 31,     December 31,
                                                                                               1998            1997
                                                                                            -----------    ------------
                                                                                            (Unaudited)      (Audited)
Current liabilities:
    Short-term debt.......................................................................  $     1,436    $     1,387
    Accounts payable......................................................................       44,239         47,077
    Accrued expenses......................................................................       90,672         80,390
    Accrued disputed switching charges and associated interest............................       20,916         20,611
    Interest payable......................................................................        1,182          1,370
                                                                                            -----------    -----------
       Total current liabilities..........................................................      158,445        150,835

Long-term debt............................................................................      278,051        279,383

Other liabilities.........................................................................        4,624          4,664

Deferred income taxes.....................................................................      103,828         97,199

Deferred income...........................................................................        9,550          9,830
                                                                                            -----------    -----------

       Total liabilities..................................................................      554,498        541,911

Stockholders' equity:
    Preferred stock, par value $1.00; authorized 1,000,000
       shares; none issued or outstanding.................................................           --             --
    Common stock, par value $0.01; authorized 150,000,000 shares;
       issued and outstanding, 51,022,083 shares at March 31, 1998
       and 51,011,042 shares at December 31, 1997.........................................          510            510
    Paid in capital.......................................................................      112,637        112,492
    Accumulated other comprehensive income................................................          285          3,036
    Retained earnings.....................................................................      274,076        253,647
                                                                                            -----------    -----------
       Total stockholders' equity.........................................................      387,508        369,685
                                                                                            -----------    -----------

       Total liabilities and stockholders' equity.........................................  $   942,006    $   911,596
                                                                                            ===========    ===========


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



                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                             Consolidated Statements of Income

                                         (in thousands, except per share amounts)

                                                        (Unaudited)


                                                                                               For the Quarter Ended
                                                                                                      March 31,
                                                                                              -----------------------
                                                                                                  1998         1997
                                                                                              ----------    ---------

Operating revenues.........................................................................   $  83,957     $  80,261

Operating expenses:
     Roadway and structures................................................................      13,672        12,269
     Equipment    .........................................................................      16,921        19,141
     Transportation........................................................................      27,708        25,015
     General and administrative............................................................       9,668         8,751
                                                                                              ---------     ---------
         Operating expenses................................................................      67,969        65,176
                                                                                              ---------     ---------

Income from operations.....................................................................      15,988        15,085

Other income (expense):
     Sale of rights under transportation agreement.........................................       5,445            --
     Interest expense......................................................................      (4,208)       (3,179)
     Other, net   .........................................................................         138           278
                                                                                              ---------     ---------
         Total other income (expense), net.................................................       1,375        (2,901)
                                                                                              ---------     ---------

Income before income taxes and equity in net income of affiliates..........................      17,363        12,184

Provision for income taxes.................................................................       6,875         4,823
                                                                                              ---------     ---------

Income before equity in net income of affiliates...........................................      10,488         7,361

Equity in net income of affiliates.........................................................       9,941        10,273
                                                                                              ---------     ---------

Net income.................................................................................   $  20,429     $  17,634
                                                                                              =========     =========

Earnings per common share:

     Basic.................................................................................   $     .40     $     .35
                                                                                              =========     =========

     Diluted...............................................................................   $     .40     $     .34
                                                                                              =========     =========

Average common shares outstanding:

     Basic.................................................................................      51,014        50,803
                                                                                              =========     =========

     Diluted, including dilutive effect of common stock options............................      51,369        51,413
                                                                                              =========     =========


                                The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                           Consolidated Statements of Cash Flows

                                                      (in thousands)

                                                        (Unaudited)
                                                                                               For the Quarter Ended
                                                                                                      March 31,
                                                                                              -----------------------
                                                                                                  1998         1997
                                                                                              ----------    ---------
Cash flows from operating activities:
     Net income                                                                               $  20,429     $  17,634
     Reconciliation of net income to net cash
         provided by operating activities:
         Depreciation and amortization......................................................      4,844         4,035
         Deferred income taxes..............................................................      6,629         4,813
         Equity in net income of affiliates.................................................     (9,941)      (10,273)
         Gains on property sales............................................................        (65)         (179)
         Net amortization of deferred gain on sale-leaseback of equipment...................       (280)         (280)
         Changes in working capital:
              Accounts receivable...........................................................     (2,849)       (2,811)
              Materials and supplies........................................................     (3,954)       (3,974)
              Other current assets, excluding deferred income taxes.........................         (5)            2
              Current liabilities...........................................................      7,561        10,604
         Other, net.........................................................................        (40)          469
                                                                                              ---------     ---------
     Net cash provided by operating activities..............................................     22,329        20,040
                                                                                              ---------     ---------

Cash flows from investing activities:
     Property acquisition...................................................................         --       (88,282)
     Property additions.....................................................................    (19,640)      (11,028)
     Property sales and other transactions..................................................        405           837
     Investment in affiliate................................................................         --        (8,402)
     Dividend from affiliate................................................................      1,167         3,374
                                                                                              ---------     ---------
     Net cash used for investing activities.................................................    (18,068)     (103,501)
                                                                                              ---------     ---------

Cash flows from financing activities:
     Repayment of long-term debt............................................................     (1,283)           --
     Long-term debt issued..................................................................         --        83,109
     Issuance of common stock under stock option plans......................................        145           717
                                                                                              ---------     ---------
     Net cash (used for) provided by financing activities...................................     (1,138)       83,826
                                                                                              ---------     ---------

     Net increase in cash and cash equivalents..............................................      3,123           365
     Cash and cash equivalents, beginning of period.........................................      4,630         5,637
                                                                                              ---------     ---------
     Cash and cash equivalents, end of period...............................................  $   7,753     $   6,002
                                                                                              =========     =========

Supplemental cash flow information: Cash paid during the period for:
         Interest...........................................................................  $   4,291     $   2,786
         Income taxes.......................................................................         --            10


                                The accompanying notes to consolidated financial statements are an integral part of these financial statements.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

                                (Unaudited)

                               March 31, 1998


Basis of Presentation

     The consolidated financial statements presented herein present the results of operations of Wisconsin Central Transportation Corporation ("WCTC") and its wholly owned subsidiaries, Wisconsin Central Ltd. ("WCL"), Fox Valley & Western Ltd. ("FV&W"), WCL Railcars, Inc., Sault Ste. Marie Bridge Company ("SSM"), Wisconsin Central International, Inc. ("WCI"), WC Canada Holdings, Inc. and Algoma Central Railway Inc. ("ACRI"). WCTC, through WCI, also holds a 34% equity interest in English Welsh and Scottish Railway Holdings Limited ("EWS"), whose subsidiaries operate railways in Great Britain, a 23% equity interest in Tranz Rail Holdings Limited ("Tranz Rail"), which operates a nationwide railway in New Zealand, and a 33% equity interest in Australian Transport Network Limited ("ATN") which provides all the commercial rail freight service in Tasmania, an island state of Australia. WCTC and its subsidiaries are hereinafter referred to as the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 1997. In the opinion of management, the information provided in these statements reflects all adjustments necessary to present fairly such information. The results of operations for any interim period are not necessarily indicative of the results of operations for an entire year.

Reclassifications

     Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

Comprehensive Income Information

     In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company's comprehensive income consists of (a) net income as reported in the statements of income and
(b) other comprehensive income (loss), which is comprised solely of foreign currency translation adjustments. The Company has not recorded income tax effects of its foreign currency translation adjustments. For the first quarter of 1998, comprehensive income was $17.7 million, as compared to comprehensive income of $13.8 million in the first quarter of 1997. The accumulated amount of other comprehensive income through the date of each balance sheet is presented as a component of stockholders' equity. Comprehensive income will be reported in a separate financial statement in each of the Company's future annual reports.

Sale of Debt Securities

     In January 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission registering $250 million of notes for potential issuance to the public. In April 1998, the Company sold $150 million of these debt securities in a public offering to take advantage of the current long-term interest rate level as well as the Company's improved creditworthiness. The net proceeds from the sale have been used to repay outstanding borrowings under the Company's bank revolving credit facility. The debt securities mature on April 15, 2008 and bear interest at 6.625% and yield 6.676%. Concurrent with the public sale of debt securities, the Company reduced the total capacity under its bank revolving credit facility from $325 million to $175 million.

Sale of Rights Under Transportation Agreement

     Prior to November 1997, the Company, together with another railroad, handled metallic ore movements from the upper Midwest to Geneva Steel's plant in Utah under a five year transportation agreement that was scheduled to terminate in 1999. In March 1998, the Company sold its rights under this transportation agreement for $5.4 million. The amount, payable in two equal installments in March 1998 and March 1999, was recorded as non-operating income in the Company's financial statements. The Company received its first installment of $2.7 million in March 1998.

Safety Compliance Agreement with FRA

     In February 1998, WCL and FV&W agreed to a one year extension period for the voluntary cooperative Safety Compliance Agreement with the Federal Railroad Administration ("FRA") pursuant to the Safety Assurance and Compliance Program ("SACP") which was originally entered into in February 1997. The SACP is a program to permit railroads and the FRA to develop and monitor agreed upon programs to improve safety conditions on a systematic basis throughout a railroad. The SACP is focusing on improving track conditions, inspection procedures and training for railroad employees. As a result of the Safety Compliance Agreement, the Company increased capital expenditures in 1997 to improve safety and increase the utility of its track. The Company also incurred certain additional operating expenses related to the disruption of regular train service while the track improvements were made. The Company expects the increased level of capital spending and operating expenses to continue during the one-year extension period of the Safety Compliance Agreement.

ATN Acquisition

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

Lomira Derailment

     In November 1997, eleven cars of a WCL train derailed in Lomira, Wisconsin. Several of the cars collided with a portion of the wall of a nearby factory, damaging the factory, killing one factory worker and injuring four others. No lawsuits have been filed. WCL intends to use its best efforts to settle any claims that may arise as a result of this accident. The Company maintains $125.0 million in third party liability insurance coverage for personal injuries, including death, property damage and other specified risks of its operations in excess of a self-insured retention of $2.0 million per occurrence (except for ACRI which has a self-insured retention of $0.5 million per occurrence). The Company also maintains $20.0 million in all risks property damage coverage, including property of shippers, in excess of retentions of $1.0 million per occurrence with respect to rail accidents. The Company believes any costs incurred as a result of this derailment in excess of self-insured retentions will be covered under its insurance policies.

Duck Creek North Acquisition

     On January 27, 1997, SSM completed the purchase of 195 route miles of railroad track and trackage rights in Wisconsin and the Upper Peninsula of Michigan from another railroad. The rail lines are commonly known as the "Duck Creek North" lines. The rail lines, together with contiguous property and associated facilities, were purchased for approximately $85.0 million of cash plus provisions for labor protection and other reserves of $2.8 million and deferred acquisition costs of $0.8 million. The purchase was funded through borrowings under existing revolving credit facilities. This acquisition is referred to herein as the "Duck Creek North Acquisition".

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

BOCT Complaint

     On June 4, 1993, WCL was served with a complaint filed by the Baltimore & Ohio Chicago Terminal Railway Company ("BOCT") in the United States District Court for the Northern District of Illinois, Eastern Division. In its complaint, the BOCT claimed that WCL owed BOCT for intermediate switching and car hire reclaim charges allegedly incurred from July 1988 through February 1993. Arbitration hearings were held in 1995, and in June 1996 the arbitration panel ruled in favor of BOCT. The arbitration panel's ruling awarded BOCT $16.8 million of disputed switching and car hire reclaim charges, and $2.5 million of interest relating to such charges. Additional interest of $1.6 million has been accrued on the unpaid award amount through March 31, 1998.

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

Results of Operations: First Quarter 1998 Compared to First Quarter 1997

     The Company's net income for the quarter ended March 31, 1998 was $20.4 million compared to $17.6 million for the same period in 1997.

     Operating revenues. Operating revenues during the quarter ended March 31, 1998 were $84.0 million compared with $80.3 million for the same period in 1997, an increase of 5%. Gross revenues for the quarter ended March 31, 1998 increased in three of six commodity groups, compared with the same period in 1997. Traffic volume, as measured by carloads handled (including as a carload each loaded trailer or container), for the quarter ended March 31, 1998 approximated 136,600 carloads compared with approximately 137,500 carloads in 1997.

     Volume and gross revenues for paper and other forest products increased by 5% and 6%, respectively, primarily due to the Company's increased market share of lumber shipments originating in western Canada, as well as increased demand for pulpwood logs for the paper industry. Volume and gross revenues for industrial products increased by 12% and 14%, respectively, primarily due to increased demand for inbound unfinished steel for a major customer of ACRI. Food and grain volume and gross revenues increased by 5% and 10%, respectively, primarily due to increased production by a major malting customer in the Company's operating territory, as well as the Company's increased market share of corn shipments from 1997 corn crops.

     Gross revenues for minerals decreased by 4% primarily due to a decrease in metallic ore revenues. The first quarter 1997 included approximately 6,900 carloads of metallic ore handled under a five year transportation agreement that was scheduled to terminate in 1999. No carloads were handled under this agreement in the first quarter of 1998. As discussed in the Notes to
Consolidated Financial Statements, the Company's rights under this transportation agreement were sold in the first quarter of 1998. The first quarter 1998 volume included metallic ore shipments for a full quarter from the Company's Duck Creek North lines which were acquired on January 27, 1997.

     Both volume and gross revenues for intermodal shipments decreased by 29% primarily due to the conversion of approximately 6,400 intermodal units to a haulage arrangement. Intermodal units subject to this haulage agreement are not included in the Company's carload volume. Haulage revenue of approximately $1.1 million for the first quarter of 1998 is included in other operating revenue.

     Operating expenses. Operating expenses for the first quarter of 1998 were $68.0 million, $2.8 million or 4% higher than last year. The increase consists primarily of higher labor costs and depreciation, offset in part by a decrease in equipment rents and fuel costs. The Company's operating ratio (operating expenses as a percentage of operating revenues) was 81.0% in the first quarter of 1998, compared to 81.2% in the first quarter of 1997. Operating income for the first quarter of 1998 was $16.0 million, $0.9 million or 6% higher than last year.

     Labor expense increased by $3.6 million or 14% in the first quarter of 1998 as compared to the same period in 1997 primarily due to an average 3.0% increase in wages and salaries granted to employees at the beginning of the year, as well as a 10% increase in the work force in expectation of higher business volumes. Depreciation increased by $0.8 million or 21% primarily due to higher capital spending programs related to the Safety Compliance Agreement with the FRA discussed in the Notes to Consolidated Financial Statements. Net equipment rent expense decreased by $2.5 million or 29% primarily due to a 13% reduction in transit times as a result of improved operating performance. Fuel expense decreased by $0.8 million or 12% in the first quarter of 1998 compared with the same period of 1997 primarily as a result of a 15% decrease in fuel prices.

     Interest expense and income taxes. Interest expense increased $1.0 million in the first quarter of 1998 to $4.2 million, primarily due to the increased borrowings to finance the Duck Creek North Acquisition discussed in the Notes to Consolidated Financial Statements, as well as the higher capital spending programs.

     The income tax provision for the first quarter of 1998 was $6.9 million, an increase of $2.1 million from the first quarter of 1997, due to an increase in pre-tax income.

     Equity in net income of affiliates. The Company's 1998 first quarter results included equity in net income of its affiliates of $9.9 million as compared to $10.3 million for the same period of 1996. The Company's equity in the net income of Tranz Rail for the first quarter of 1998 was $2.0 million, versus $3.2 million in the same quarter a year ago. The decrease in Tranz Rail's contribution is largely the result of continued softness in the New Zealand and Asian economies and the decline in the value of the New Zealand dollar versus the U.S. dollar. The Company's equity in the net income of EWS for the first quarter of 1998 was $7.9 million versus $7.1 million in the same quarter a year ago.

Financial Condition:  March 31, 1998 Compared to December 31, 1997

     The Company generated cash in the amount of $24.0 million during the first three months of 1998 from operations, a cash dividend received from Tranz Rail, the sale of assets and equity issuances. These resources, as well as cash on hand, were used to finance capital-related expenditures of $19.6 million and long-term debt repayments of $1.3 million.

     The Company had $279.5 million of total debt outstanding at March 31, 1998, which constituted 41.9% of its total capitalization, compared to 43.2% at December 31, 1997. At March 31, 1998, the Company's aggregate unused borrowing availability under its loan facilities totaled $43.5 million.

     As discussed in the Notes to Consolidated Financial Statements, in April 1998, the Company sold $150 million of debt securities in a public offering to take advantage of the current long-term interest rate level as well as the Company's improved creditworthiness. The net proceeds from the sale have been used to repay outstanding borrowings under the Company's bank revolving credit facility. The debt securities mature on April 15, 2008 and bear interest at 6.625% and yield 6.676%. Concurrent with the public sale of debt securities, the Company reduced the total capacity under its bank revolving credit facility from $325 million to $175 million.

Disclaimer Regarding Forward-Looking Statements

     This report contains certain statements that are "forward-looking", within the meaning of Section 21E of the Securities Exchange Act of 1934, including statement regarding, among other matters, the beliefs, expectations, plans and estimates of the Company with respect to certain future events, the impact of governmental regulation, the impact of litigation and regulatory proceedings, the actions to be taken by others and similar expressions concerning matters that are not historical facts. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     The exhibits set forth on the accompanying Index to Exhibits are filed as part of this report.

     The Company filed a report on Form 8-K dated February 5, 1998, reporting the Company's financial results for the quarter and year ended December 31, 1997.

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


                                                WISCONSIN CENTRAL TRANSPORTATION
                                                CORPORATION


Date:  May 14, 1998                          By:  /s/   Walter C. Kelly
                                                 ----------------------
                                                        Walter C. Kelly
                                                        Vice President, Finance


Date:  May 14, 1998                          By:  /s/   Walter C. Kelly
                                                 ----------------------
                                                        Walter C. Kelly
                                                        Chief Accounting Officer

                               INDEX TO EXHIBITS


                                                                    Sequentially
                                                                      Numbered
Exhibit No.                    Description                               Page
----------                     -----------                               ----

    4.1 Indenture dated as of April 21, 1998 between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit
                  4.1 to Form S-3 filed under the Securities Act on January 12, 1998) (File No. 333-44049)

    4.2           Form of Security issued pursuant to Indenture
                  filed as Exhibit 4.1                                     15

    27            Financial Data Schedule                                  18