Form 10-Q
period 1998-06-30
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 1998-08-14
CIK 874213

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


                  For the quarterly period ended June 30, 1998
                                                 -------------

                         Commission File Number 0-19150
                                                -------




                  WISCONSIN CENTRAL TRANSPORTATION CORPORATION
                  --------------------------------------------

             (Exact name of registrant as specified in its charter)


           Delaware                                            36-3541743
 ------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


   6250 North River Road, Suite 9000
          Rosemont, Illinois                                      60018
 --------------------------------------                          --------
(Address of principal executive offices)                        (Zip Code)


   Registrant's telephone number,
        including area code                                   (847) 318-4600
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


Indicate the number of shares outstanding of the
Issuer's common stock as of July 31, 1998:                     51,135,344 shares






================================================================================

                WISCONSIN CENTRAL TRANSPORTATION CORPORATION

                                 FORM 10-Q

                        Quarter Ended June 30, 1998



CONTENTS                                                                    PAGE
                                                                            ----

Part I -  Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheets..................................    1

              Consolidated Statements of Income............................    3

              Consolidated Statements of Cash Flows........................    4

              Notes to Consolidated Financial Statements...................    5

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................    8


Part II - Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders..........   12

     Item 6.  Exhibits and Reports on Form 8-K.............................   12

Signatures.................................................................   13

Index to Exhibits..........................................................   14

                                              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




                             WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                              Consolidated Balance Sheets

                                                      (in thousands)

                                                          Assets


                                                                                             June 30,      December 31,
                                                                                               1998            1997
                                                                                            -----------    -----------
                                                                                            (Unaudited)      (Audited)
Current assets:
    Cash and cash equivalents.............................................................  $     3,235    $     4,630
    Receivables, net of allowance for doubtful accounts of $1,722
       and $1,628 at June 30, 1998 and December 31, 1997..................................       81,468         79,722
    Income taxes receivable...............................................................        1,750          2,106
    Materials and supplies................................................................       27,650         20,560
    Deferred income taxes.................................................................        1,250          1,250
    Other current assets..................................................................        1,540          1,277
                                                                                            -----------    -----------
       Total current assets...............................................................      116,893        109,545

Investment in affiliates..................................................................      164,625        152,489

Properties:
    Roadway and structures................................................................      645,533        609,932
    Equipment.............................................................................      126,849        116,781
                                                                                            -----------    -----------
       Total properties...................................................................      772,382        726,713
    Less accumulated depreciation.........................................................      (86,469)       (77,888)
                                                                                            -----------    -----------
       Net properties.....................................................................      685,913        648,825

Deferred financing and organization costs, net............................................        3,678            737
                                                                                            -----------    -----------

       Total assets.......................................................................  $   971,109    $   911,596
                                                                                            ===========    ===========


                               The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                               Consolidated Balance Sheets

                                           (in thousands, except share amounts)

                                           Liabilities and Stockholders' Equity


                                                                                             June 30,      December 31,
                                                                                               1998            1997
                                                                                            -----------    -----------
                                                                                            (Unaudited)      (Audited)
Current liabilities:
    Short-term debt.......................................................................  $     1,426    $     1,387
    Accounts payable......................................................................       46,415         47,077
    Accrued expenses......................................................................       88,048         80,390
    Accrued disputed switching charges and associated interest............................       21,221         20,611
    Interest payable......................................................................        2,474          1,370
                                                                                            -----------    -----------
       Total current liabilities..........................................................      159,584        150,835

Long-term debt............................................................................      280,708        279,383

Other liabilities.........................................................................        4,568          4,664

Deferred income taxes.....................................................................      111,478         97,199

Deferred income...........................................................................        9,270          9,830
                                                                                            -----------    -----------

       Total liabilities..................................................................      565,608        541,911

Stockholders' equity:
    Preferred stock, par value $1.00; authorized 1,000,000
       shares; none issued or outstanding.................................................          ---            ---
    Common stock, par value $0.01; authorized 150,000,000 shares;
       issued and outstanding, 51,034,683 shares at June 30, 1998
       and 51,011,042 shares at December 31, 1997.........................................          510            510
    Paid in capital.......................................................................      112,806        112,492
    Accumulated other comprehensive income................................................         (918)         3,036
    Retained earnings.....................................................................      293,103        253,647
                                                                                            -----------    -----------
       Total stockholders' equity.........................................................      405,501        369,685
                                                                                            -----------    -----------

       Total liabilities and stockholders' equity.........................................  $   971,109    $   911,596
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




                              WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                            Consolidated Statements of Income

                                         (in thousands, except per share amounts)

                                                      (Unaudited)


                                                                For the Quarter Ended           For the Six Months
                                                                        June 30,                   Ended June 30,
                                                               -----------------------       -------------------------
                                                                   1998          1997           1998            1997
                                                               ---------      --------       ----------     ----------

Operating revenues...........................................  $  84,959      $ 84,993       $  168,916     $  165,254

Operating expenses:
     Roadway and structures..................................     11,880        10,562           25,552         22,831
     Equipment    ...........................................     14,240        17,206           31,161         36,347
     Transportation..........................................     25,708        26,506           53,416         51,521
     General and administrative..............................      9,192         9,572           18,860         18,323
                                                               ---------      --------       ----------     ----------
         Operating expenses..................................     61,020        63,846          128,989        129,022
                                                               ---------      --------       ----------     ----------

Income from operations.......................................     23,939        21,147           39,927         36,232

Other income (expense):
     Sale of rights under transportation agreement...........        ---           ---            5,445            ---
     Interest expense........................................     (4,276)       (3,673)          (8,484)        (6,852)
     Other, net   ...........................................        236           317              374            595
                                                               ---------      --------       ----------     ----------
         Total other income (expense), net...................     (4,040)       (3,356)          (2,665)        (6,257)
                                                               ---------      --------       ----------     ----------

Income before income taxes and
     equity in net income of affiliates......................     19,899        17,791           37,262         29,975

Provision for income taxes...................................      7,879         7,047           14,754         11,870
                                                               ---------      --------       ----------     ----------

Income before equity in
     net income of affiliates................................     12,020        10,744           22,508         18,105

Equity in net income of affiliates...........................      7,007         9,937           16,948         20,210
                                                               ---------      --------       ----------     ----------

Net income...................................................  $  19,027      $ 20,681       $   39,456     $   38,315
                                                               =========      ========       ==========     ==========

Earnings per common share:

     Basic ..................................................  $    0.37      $   0.41       $     0.77     $     0.75
                                                               =========      ========       ==========     ==========

     Diluted ................................................  $    0.37      $   0.40       $     0.77     $     0.75
                                                               =========      ========       ==========     ==========

Average common shares outstanding:

     Basic...................................................     51,028        50,858           51,021         50,830
                                                               =========      ========       ==========     ==========

     Diluted ................................................     51,354        51,409           51,361         51,411
                                                               =========      ========       ==========     ==========



                              The accompanying notes to consolidated financial statements are an integral part of these financial statements.




                              WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                           Consolidated Statements of Cash Flows

                                                      (in thousands)

                                                        (Unaudited)
                                                                                              For the Six Months Ended
                                                                                                       June 30,
                                                                                                 1998           1997
                                                                                              ---------      ---------
Cash flows from operating activities:
     Net income.............................................................................  $  39,456      $  38,315
     Reconciliation of net income to net cash
         provided by operating activities:
         Depreciation and amortization......................................................      9,813          8,509
         Deferred income taxes..............................................................     14,279         11,835
         Equity in net income of affiliates.................................................    (16,948)       (20,210)
         Gains on property sales............................................................       (134)          (301)
         Net amortization of deferred gain on sale-leaseback of equipment...................       (560)          (560)
         Changes in working capital:
              Accounts receivable...........................................................     (1,746)        (2,876)
              Materials and supplies........................................................     (7,090)       (11,205)
              Other current assets, excluding deferred income taxes.........................         93           (113)
              Current liabilities...........................................................      8,710         16,941
         Other, net.........................................................................       (405)           383
                                                                                              ---------      ---------
     Net cash provided by operating activities..............................................     45,468         40,718
                                                                                              ---------      ---------

Cash flows from investing activities:
     Property acquisitions..................................................................        ---        (92,497)
     Property additions.....................................................................    (47,904)       (36,647)
     Property sales and other transactions..................................................      1,454          2,457
     Investment in affiliates...............................................................        ---         (8,401)
     Dividend from affiliate................................................................      1,167          3,374
                                                                                              ---------      ---------
     Net cash used for investing activities.................................................    (45,283)      (131,714)
                                                                                              ---------      ---------

Cash flows from financing activities:
     Proceeds from sale of debt securities..................................................    150,000            ---
     Repayments of long-term debt...........................................................   (148,636)           ---
     Other long-term debt issued............................................................        ---         88,368
     Debt issuance costs....................................................................     (3,258)           ---
     Issuance of common stock under stock option plans......................................        314          1,503
                                                                                              ---------      ---------
     Net cash (used for) provided by financing activities...................................     (1,580)        89,871
                                                                                              ---------      ---------

     Net decrease in cash and cash equivalents..............................................     (1,395)        (1,125)
     Cash and cash equivalents, beginning of period.........................................      4,630          5,637
                                                                                              ---------      ---------
     Cash and cash equivalents, end of period...............................................  $   3,235      $   4,512
                                                                                              =========      =========

Supplemental cash flow information: Cash paid during the period for:
         Interest...........................................................................  $   7,230      $   5,423
         Income taxes.......................................................................        278             35


                              The accompanying notes to consolidated financial statements are an integral part of these financial statements.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                 (Unaudited)

                                June 30, 1998

Basis of Presentation

     The consolidated financial statements presented herein present the results of operations of Wisconsin Central Transportation Corporation ("WCTC") and its wholly owned subsidiaries, Wisconsin Central Ltd. ("WCL"), Fox Valley & Western Ltd. ("FV&W"), WCL Railcars, Inc., Sault Ste. Marie Bridge Company ("SSM"), Wisconsin Central International, Inc. ("WCI"), WC Canada Holdings, Inc. and Algoma Central Railway Inc. ("ACRI"). WCTC, through WCI, also holds a 33% equity interest in English Welsh and Scottish Railway Holdings Limited ("EWS"), whose subsidiaries operate railways in Great Britain, a 23% equity interest in Tranz Rail Holdings Limited ("Tranz Rail"), which operates a nationwide railway in New Zealand, and a 33% equity interest in Australian Transport Network Limited ("ATN") which provides all the commercial rail freight service in Tasmania, an island state of Australia. WCTC and its subsidiaries are hereinafter referred to as the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 1997. In the opinion of management, the information provided in these statements reflects all adjustments necessary to present fairly such information. The results of operations for any interim period are not necessarily indicative of the results of operations for an entire year.

Reclassifications

     Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

Comprehensive Income Information

     In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company's comprehensive income consists of (a) net income as reported in the statements of income and
(b) other comprehensive income (loss), which is comprised solely of foreign currency translation adjustments. The Company has not recorded income tax effects of its foreign currency translation adjustments. For the six months of 1998, comprehensive income was $35.5 million, as compared to comprehensive income of $35.0 million for the first six months of 1997. The accumulated amount of other comprehensive income through the date of each balance sheet is presented as a component of stockholders' equity. Comprehensive income will be reported in a separate financial statement in each of the Company's future annual reports.

Sale of Debt Securities

     In January 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission registering $250 million of notes for potential issuance to the public. In April 1998, the Company sold $150 million of these debt securities in a public offering to take advantage of the long-term interest rate level as well as the Company's improved creditworthiness. The net proceeds from the sale have been used to repay outstanding borrowings under the Company's bank revolving credit facility. The debt securities mature on April 15, 2008 and bear interest at 6.625% and yield 6.676%. In conjunction with the sale of these securities, the Company incurred $3.3 million in debt issuance costs which will be amortized to interest expense over the life of the debt. Concurrent with the public sale of debt securities, the Company reduced the total capacity under its bank revolving credit facility from $325 million to $175 million.

Canadian National Agreement

     In June 1998, the Company reached a long-term agreement with Canadian National Railway Company ("CN") under which the Company will provide haulage services for CN's carload and bulk commodity trains between Superior, Wisconsin and Chicago, Illinois. The agreement is for 20 years and is renewable. The agreement calls for accelerated transit times, includes a performance-based fee structure, and provides for capacity improvements which the Company expects to make in it's Superior-Chicago corridor.

Sale of Rights Under Transportation Agreement

     Prior to November 1997, the Company, together with another railroad, handled metallic ore movements from the upper Midwest to a steel mill in Utah under a five year transportation agreement that was scheduled to terminate in 1999. In March 1998, the Company sold its rights under this transportation agreement for $5.4 million. The amount, payable in two equal installments in March 1998 and March 1999, was recorded as non-operating income in the Company's financial statements. The Company received its first installment of $2.7 million in March 1998.

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

ATN Acquisition

     In November 1997 the Company led a consortium which acquired the government-owned rail business in Tasmania, an island state of Australia, for approximately $15.4 million in a privatization transaction. The Company owns approximately 33% of the Australian company, Australian Transport Network Limited ("ATN"), which provides all the commercial rail freight service in Tasmania over a 460 route mile rail system. The Company invested approximately $5.1 million in ATN. The purchase was funded through borrowings under existing revolving credit facilities.

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

BOCT Complaint

     On June 4, 1993, WCL was served with a complaint filed by the Baltimore & Ohio Chicago Terminal Railway Company ("BOCT") in the United States District Court for the Northern District of Illinois, Eastern Division. In its complaint, the BOCT claimed that WCL owed BOCT for intermediate switching and car hire reclaim charges allegedly incurred from July 1988 through February 1993. Arbitration hearings were held in 1995, and in June 1996 the arbitration panel ruled in favor of BOCT. The arbitration panel's ruling awarded BOCT $16.8 million of disputed switching and car hire reclaim charges, and $2.5 million of interest relating to such charges. Additional interest of $1.9 million has been accrued on the unpaid award amount through June 30, 1998.

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

Results of Operations: Second Quarter 1998 Compared to Second Quarter 1997

     The Company's net income for the quarter ended June 30, 1998 was $19.0 million compared to $20.7 million for the same period in 1997.

     Operating revenues. Operating revenues during the quarter ended June 30, 1998 were $85.0 million, the same as the year ago quarter. Gross revenues for the quarter ended June 30, 1998 increased in three of six commodity groups, compared with the same period in 1997. Volume, as measured by carloads handled (including as a carload each trailer or container), for the quarter ended June 30, 1998 approximated 138,400 carloads compared with approximately 145,700 carloads in 1997.

     Volume and gross revenues for paper and other forest products increased by 1% and 4%, respectively, primarily due to the Company's increased market share of lumber shipments originating in Canada, as well as woodfiber for the paper industry. Volume and gross revenues for industrial products increased by 8% and 12%, respectively, primarily due to increased demand for inbound unfinished steel for a major customer of ACRI. Food and grain volume and gross revenues increased by 3% and 5%, respectively, primarily due to the Company's increased market share of corn shipments.

     Volume and gross revenues for minerals decreased by 4% and 9%, respectively, primarily due to a decrease in metallic ore shipments. The second quarter 1997 included approximately 8,900 carloads of metallic ore handled under a five year transportation agreement that was scheduled to terminate in 1999. No carloads were handled under this agreement in the second quarter of 1998. As discussed in the Notes to Consolidated Financial Statements, the Company's rights under this transportation agreement were sold in the first quarter of 1998.

     Volume and gross revenues for intermodal shipments decreased by 36% and 37%, respectively, primarily due to the conversion of approximately 6,200 intermodal units to a haulage arrangement. Intermodal units subject to this haulage agreement are not included in the Company's carload volume. Haulage revenue of approximately $1.0 million for the second quarter of 1998 is included in other operating revenue.

     Operating expenses. Operating expenses for the second quarter of 1998 were $61.0 million, a decrease of $2.8 million or 4% compared to last year. The decrease is attributable primarily to a reduction in equipment rents, material and fuel costs, offset in part by increases in labor and depreciation. The Company's operating ratio (operating expenses as a percentage of operating revenues) was 71.8% in the second quarter of 1998, compared to 75.1% in the second quarter of 1997. Operating income for the second quarter of 1998 was $23.9 million, $2.8 million or 13% higher than last year.

     Net equipment rent expense decreased by $2.9 million or 37% primarily due to a 24% reduction in transit times as a result of improved operating performance. Material costs decreased by $0.8 million or 11% primarily due to a reduction in repair costs for freight cars. Fuel expense decreased by $0.6 million or 11% in the second quarter of 1998 compared with the same period of 1997 primarily as a result of a 2% decrease in fuel consumption and a 9% decrease in fuel prices. Labor expense increased by $1.5 million or 6% in the second quarter of 1998 as compared to the same period in 1997 primarily due to an average 3.0% increase in wages and salaries granted to employees at the beginning of the year, as well as a 4% increase in the work force in expectation of higher business volumes. Depreciation increased by $0.4 million or 10% primarily due to higher capital spending programs related to the Safety Compliance Agreement with the FRA discussed in the Notes to Consolidated Financial Statements.

     Interest expense and income taxes. Interest expense increased $0.6 million in the second quarter of 1998 to $4.3 million, primarily due to the increased borrowings related to the higher capital spending programs, as well as a slightly higher effective interest rate as a result of the $150 million sale of public debt securities as discussed in the Notes to Consolidated Financial Statements.

     The income tax provision for the second quarter of 1998 was $7.9 million, an increase of $0.8 million from the second quarter of 1997, due to an increase in pre-tax income.

     Equity in net income of affiliates. The Company's 1998 second quarter results included equity in net income of its affiliates of $7.0 million as compared to $9.9 million for the same period of 1997. The Company's equity in the net income of EWS for the second quarter of 1998 was $5.6 million versus $7.5 million in the same quarter a year ago. EWS's second quarter 1998 operating revenues increased by 6%, while operating expenses increased by 9% over the same period. Factors contributing to EWS results were recently renegotiated transportation contracts which reduced freight rates to market levels, reduced volumes of coal shipments due to mild weather and the assimilation of the recent acquisition of Railfreight Distribution. The Company believes that, although the second quarter 1998 results were adversely affected, the reduced freight rates are a competitive necessity and are consistent with EWS's business plan. The Company's equity in the net income of Tranz Rail for the second quarter of 1998 was $1.4 million, versus $2.5 million in the same quarter a year ago. The decrease in Tranz Rail's contribution is largely the result of continued softness in the New Zealand and Asian economies and the corresponding decline in the average value of the New Zealand dollar versus the U.S. dollar.

Results of Operations: First Six Months of 1998 Compared to First Six
                       Months of 1997

     The Company's net income for the six months ended June 30, 1998 was $39.5 million compared to $38.3 million for the same period in 1997.

     Operating revenues. Operating revenues during the six months ended June 30, 1998 were $168.9 million compared with $165.3 million for the same period in 1997. Gross revenues for the six months ended June 30, 1998 increased in three of six commodity groups, compared with the same period in 1997. Volume, as measured by carloads handled, for the six months ended June 30, 1998 approximated 275,000 carloads compared with approximately 283,200 carloads in 1997.

     Volume and gross revenues for paper and other forest products increased by 3% and 5%, respectively, primarily due to the Company's increased market share of lumber shipments originating in Canada, woodfiber for the paper industry and continued strong demand for coated paper. Volume and gross revenues for industrial products increased by 10% and 13%, respectively, primarily due to increased demand for inbound unfinished steel for a major customer of ACRI. Food and grain volume and gross revenues increased by 4% and 8%, respectively, primarily due to the Company's increased market share of corn shipments.

     Volume and gross revenues for minerals decreased by 1% and 7%, respectively, primarily due to a decrease in metallic ore shipments. The first six months of 1997 included approximately 15,800 carloads of metallic ore handled under a five year transportation agreement that was scheduled to terminate in 1999. No carloads were handled under this agreement in the first six months of 1998. As discussed in the Notes to Consolidated Financial Statements, the Company's rights under this transportation agreement were sold in the first quarter of 1998. Volume for the first six months of 1998 included metallic ore shipments for a full six-months from the Company's Duck Creek North lines which were acquired on January 27, 1997.

     Volume and gross revenues for intermodal shipments decreased by 32% and 33%, respectively, primarily due to the conversion of approximately 12,600 intermodal units to a haulage arrangement. Intermodal units subject to this haulage agreement are not included in the Company's carload volume. Haulage revenue of approximately $2.2 million for the first six months of 1998 is included in other operating revenue.

     Operating expenses. Operating expenses for the first six months of 1998 were $129.0 million, the same as the year ago period. Operating expenses for 1998 included increases in labor, casualty costs and depreciation, offset by decreases in equipment rents and fuel costs. The Company's operating ratio (operating expenses as a percentage of operating revenues) was 76.4% for the first six months of 1998, compared to 78.1% for the same period of 1997. Operating income for the first six months of 1998 was $39.9 million, $3.7 million or 10% higher than last year.

     Labor expense increased by $5.0 million or 10% in the first six months of 1998 as compared to the same period in 1997 primarily due to an average 3.0% increase in wages and salaries granted to employees at the beginning of the year, as well as a 7% increase in the work force in expectation of higher business volumes. Casualty costs increased by $1.1 million or 47% primarily due to higher settlements in personal injury claims for the first six months of 1998 as compared to the same period in 1997. Depreciation increased by $1.2 million or 15% primarily due to higher capital spending programs related to the Safety Compliance Agreement with the FRA and the Duck Creek North Acquisition, both discussed in the Notes to Consolidated Financial Statements. Net equipment rent expense decreased by $5.5 million or 33% for the first six months of 1998, primarily due to a 17% reduction in transit times as a result of improved operating performance. Fuel expense decreased by $1.4 million or 12% in the first six months of 1998 compared with the same period of 1997 primarily as a result of a 13% decrease in fuel prices.

     Interest expense and income taxes. Interest expense increased $1.6 million in the first six months of 1998 to $8.5 million, primarily due to the increased borrowings to finance the Duck Creek North Acquisition and the higher capital spending programs, as well as a slightly higher effective interest rate as a result of the $150 million sale of public debt securities as discussed in the Notes to Consolidated Financial Statements.

     The income tax provision for the first six months of 1998 was $14.8 million, an increase of $2.9 million from the same period of 1997, due to an increase in pre-tax income.

     Equity in net income of affiliates. The Company's results for the first six months of 1998 included equity in net income of its affiliates of $16.9 million as compared to $20.2 million for the same period of 1997. The Company's equity in the net income of EWS for the first six months of 1998 was $13.5 million versus $14.6 million for the same period a year ago. EWS's operating revenues for the first six months of 1998 increased by 6%, while operating expenses increased by 10% over the same period. Factors contributing to EWS results were recently renegotiated transportation contracts which reduced freight rates to market levels, reduced volumes of coal shipments due to mild weather and the assimilation of the recent acquisition of Railfreight Distribution. The Company's equity in the net income of Tranz Rail for the first six months of 1998 was $3.4 million, versus $5.7 million for the same period a year ago. The decrease in Tranz Rail's contribution is largely the result of continued softness in the New Zealand and Asian economies and the corresponding decline in the average value of the New Zealand dollar versus the U.S. dollar.

Financial Condition: June 30, 1998 Compared to December 31, 1997

     The Company generated cash in the amount of $49.8 million during the first six months of 1998 from operations, a cash dividend received from Tranz Rail, the sale of assets, net issuances of long-term debt and equity issuances. These resources, as well as cash on hand, were used to finance capital-related expenditures of $47.9 million and debt issue costs of $3.3 million related to the sale of public debt securities discussed in the Notes to Consolidated Financial Statements.

     The Company had $282.1 million of total debt outstanding at June 30, 1998, which constituted 41.0% of its total capitalization, compared to $280.8 million of total debt outstanding at December 31, 1997, or 43.2% of its total capitalization. At June 30, 1998, the Company's aggregate unused borrowing availability under its loan facilities totaled $40.0 million.

     As discussed in the Notes to Consolidated Financial Statements, in April 1998, the Company sold $150 million of debt securities in a public offering to take advantage of the long-term interest rate level as well as the Company's improved creditworthiness. The net proceeds from the sale have been used to repay outstanding borrowings under the Company's bank revolving credit facility. The debt securities mature on April 15, 2008 and bear interest at 6.625% and yield 6.676%. In conjunction with the sale of these securities, the Company incurred $3.3 million in debt issuance costs which will be amortized to interest expense over the life of the debt. Concurrent with the public sale of debt securities, the Company reduced the total capacity under its bank revolving credit facility from $325 million to $175 million.

Year 2000

     The Company has established a committee to evaluate and manage the cost and risk associated with the Company's hardware and software becoming year 2000 compliant and to minimize the impact on the Company's operations. The committee has identified significant information systems that would be affected by year 2000 non-compliance and is in the process of implementing changes and recommending alternative solutions for the year 2000. The Company's North American railroad operating systems are leased from Union Pacific Corporation, who is contractually obligated to make all necessary year 2000 changes to such systems. To date, specific spending on year 2000 activities has not been material. The cost of making the Company's remaining information systems and software year 2000 compliant is also not estimated to be material. Additionally, management is evaluating the impact of year 2000 compliance on other areas of the Company. It is the opinion of management that the resolution of year 2000 issues will not have a material impact on the Company's financial position or annual financial results of operations.

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

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual stockholders' meeting was held on May 21, 1998. At the meeting, Edward A. Burkhardt, Carl Ferenbach, Roland V. McPherson, Thomas F. Power, Jr., Thomas W. Rissman, A. Francis Small and Robert H. Wheeler were reelected as directors of the Company. Votes for election of directors were as follows:

                                       Votes Against or          Abstentions and
   Nominee              Votes For          Withheld             Broker Non-Votes
---------------        ----------      ----------------         ----------------

E. A. Burkhardt        40,634,600          897,204                      0
C. Ferenbach           40,633,262          898,542                      0
R. V. McPherson        40,815,415          716,389                      0
T. F. Power, Jr.       40,633,110          898,694                      0
T. W. Rissman          40,634,012          897,792                      0
A. F. Small            40,624,779          907,025                      0
R. H. Wheeler          40,634,000          897,804                      0



Item 6.  Exhibits and Reports on Form 8-K

     The exhibit set forth on the accompanying Index to Exhibits are filed as part of this report.

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


                                                WISCONSIN CENTRAL TRANSPORTATION
                                                CORPORATION


Date: August 14, 1998                        By:  /s/   Walter C. Kelly
                                                  ------------------------------
                                                        Walter C. Kelly
                                                        Vice President, Finance


Date: August 14, 1998                        By:  /s/   Walter C. Kelly
                                                  ------------------------------
                                                        Walter C. Kelly
                                                        Chief Accounting Officer

                              INDEX TO EXHIBITS


                                                                    Sequentially
                                                                      Numbered
Exhibit No.              Description                                    Page
----------               -----------------------                    ------------

    27                   Financial Data Schedule                         18