Form 10-K/A
period 1997-12-31
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 1998-09-30
CIK 874213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------






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


                         Commission File Number 0-19150

                        WISCONSIN CENTRAL TRANSPORTATION
                                   CORPORATION
             -------------------------------------------------------


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








--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        INDEX TO FINANCIAL STATEMENTS
                                AND SCHEDULES

                                                                           PAGE
                                                                           ----

INDEPENDENT AUDITORS' REPORT........................................         28*

FINANCIAL STATEMENTS

         Consolidated Balance Sheets................................      29-30*
         Consolidated Statements of Income..........................         31*
         Consolidated Statements of Changes in Stockholders' Equity..        32*
         Consolidated Statements of Cash Flows......................         33*
         Notes to Consolidated Financial Statements.................      34-49*


FINANCIAL STATEMENTS OF ENGLISH WELSH & SCOTTISH RAILWAY HOLDINGS LIMITED **

         Auditor's Report..........................................         A-4
         Consolidated Profit and Loss Account......................         A-5
         Consolidated Balance Sheet................................       A-6-7
         Reconciliation of Movements in Shareholders' Funds........         A-8
         Consolidated Cash Flow Statement..........................         A-9
         Notes to Consolidated Financial Statements ...............     A-10-32


Note*: The page numbers indicated are those under which such information was filed as part of the Company's Report on Form 10-K filed on March 31, 1998. Such information is not being amended by this Report on Form 10-K/A.


Note**: The amounts shown in the English Welsh & Scottish Railway Holdings Limited financial statements are stated in pounds sterling. At March 31, 1998, each pound sterling equaled US $1.6413.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of this Report:



                                                                           PAGE
                                                                           ----
    (a)(1) Financial Statements

           Consolidated Balance Sheets...............................     29-30*
           Consolidated Statements of Income.........................        31*
           Consolidated Statements of Changes in Stockholders' Equity        32*
           Consolidated Statements of Cash Flows.....................        33*
           Notes to Consolidated Financial Statements................     34-49*


       (2) Schedules

           Financial Statements of English Welsh & Scottish Railway Holdings Limited **

           Auditor's Report.........................................        A-4
           Consolidated Profit and Loss Account.....................        A-5
           Consolidated Balance Sheet...............................      A-6-7
           Reconciliation of Movements in Shareholders' Funds.......        A-8
           Consolidated Cash Flow Statement.........................        A-9
           Notes to Consolidated Financial Statements ..............    A-10-32


       (3) Exhibits

           The exhibits set forth in the Index to Exhibits in the Report on Form 10-K filed on March 31, 1998 are not being amended by this Report on Form 10-K/A.

    (b)    Reports on Form 8-K filed during the quarter ended December 31, 1997.

           The information provided on the Report on Form 10-K filed on March 31, 1998 is not being amended by this Report on Form 10-K/A.


Note*: The page numbers indicated are those under which such information was filed as part of the Company's Report on Form 10-K filed on March 31, 1998. Such information is not being amended by this Report on Form 10-K/A.


Note**: The amounts shown in the English Welsh & Scottish Railway Holdings Limited financial statements are stated in pounds sterling. At March 31, 1998, each pound sterling equaled US $1.6413.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                WISCONSIN CENTRAL TRANSPORTATION
                                                CORPORATION
                                                (Registrant)

Date: September 29, 1998                         By: /s/ Walter C. Kelly
                                                    ----------------------------
                                                         Walter C. Kelly
                                                         Vice-President, Finance

                         Independent Auditors' Report




To the Board of Directors and Shareholders of English Welsh & Scottish Railway Holdings Limited:

We have audited the accompanying consolidated balance sheets of English Welsh & Scottish Railway Holdings Limited and subsidiaries as of 31 March 1997 and 31 March 1998 and the related consolidated profit and loss accounts, reconciliations of movements in shareholders' funds and consolidated cash flows for the period from the company's incorporation on 16 October 1995 to 31 March 1997 and for the year ended 31 March 1998. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements.

We conducted our audits in accordance with generally accepted auditing standards in the United Kingdom which are substantially consistent with those in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by mangement, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of English Welsh & Scottish Railway Holdings Limited and subsidiaries as of 31 March 1997 and 31 March 1998 and the results of their operations and their cash flows for the period from the company's incorporation on 16 October 1995 to 31 March 1997 and for the year ended 31 March 1998 in conformity with generally accepted accounting principles in the United Kingdom.

Generally accepted accounting principles in the United Kingdom vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have effected the results of operations for the period from the company's incorporation on 16 October 1995 to 31 March 1997 and for the year ended 31 March 1998 and shareholders' equity at 31 March 1997 and 31 March 1998 to the extent summarised in supplemental note 27 to the consolidated financial statements.





KPMG                                                                      London
Chartered Accountants                                          29 September 1998
Registered Auditors



Consolidated profit and loss account
for the year ended 31 March 1998



in millions                                                 Note            1998                 1997
                                                                         12 months          17 1/2 months
                                                                                               Restated
                                                            ----         ---------             --------

Turnover                                                     2
Continuing operations
    Ongoing                                                                 507.0                 609.0
    Acquisitions                                                             21.2                     -
                                                                            -----                 -----
                                                                            528.2                 609.0
Operating costs                                              3
(acquisitions and continuing operations)                                   (460.1)               (592.3)

                                                                            -----                 -----

Operating profit/(loss)
Continuing operations                                        4
         Ongoing                                                             69.2                  16.7
         Acquisitions                                                        (1.1)                    -
                                                                            -----                 -----


                                                                             68.1                  16.7
Profit/(Loss) on sale of fixed assets                                         0.1                  (0.2)
Net interest payable and similar charges                     7              (11.3)                (15.8)
                                                                            -----                 -----

Profit on ordinary activities before taxation                4               56.9                   0.7
Tax on profit on ordinary activities                         8               (8.5)                  0.9
                                                                            -----                 -----

Retained profit on ordinary activities after
taxation for the period                                                      48.4                   1.6
                                                                            =====                 =====


There were no differences between the profit and loss account shown above and that prepared on a historical cost basis.



Consolidated balance sheet
at 31 March 1998


in millions                                                     Note            1998                1997
                                                                                                  Restated
                                                                ----            -----             --------

Fixed assets
Tangible assets                                                  10             445.6               276.3

Goodwill                                                         12               5.4                 5.3
Negative goodwill                                                12            (126.2)              (25.3)
                                                                                -----               -----
                                                                               (120.8)              (20.0)

Investments                                                      11               1.3                   -
                                                                                -----               -----
                                                                                326.1               256.3
                                                                                -----               -----
Current assets
Stocks                                                           13              20.3                 9.0

Debtors due in more than one year                                14              96.3                66.8
Debtors due within one year                                      14             113.2                99.0
                                                                                -----               -----
                                                                                209.5               165.8

Cash at bank and in hand                                                         20.6                28.1
                                                                                -----               -----
                                                                                250.4               202.9

Creditors: amounts falling due within one year                   15            (117.9)             (106.3)
                                                                                -----               -----
Net current assets                                                              132.5                96.6
                                                                                -----               -----
Total assets less current liabilities                                           458.6               352.9

Creditors: amounts falling due after more than one year          16            (187.7)             (137.1)
Provisions for liabilities and charges                           17            (114.2)             (110.1)
Deferred income                                                  18              (5.8)               (4.3)
                                                                                -----               -----
Net assets                                                                      150.9               101.4
                                                                                =====               =====

Capital and reserves
Called up share capital                                          19              99.4                98.6
Share premium reserve                                            20               1.5                 1.2
Profit and loss account                                          20              50.0                 1.6
                                                                                -----               -----
Equity shareholders' funds                                                      150.9               101.4
                                                                                =====               =====



These financial statements were approved by the board of directors on 14 July 1998 and were signed on its behalf by:



E A Burkhardt
Chairman and Chief Executive



Company balance sheet
at 31 March 1998



in millions                                                    Note             1998                1997
                                                                                                  Restated
                                                               ----             ----              --------

Fixed assets
Investments                                                     11               96.0                49.3

Current assets
Debtors                                                         14              125.1               110.1

Creditors : amounts falling due within one year                 15              (14.4)               (2.8)
                                                                                -----               -----
Net current assets                                                              110.7               107.3
                                                                                -----               -----
Total assets less current liabilities                                           206.7               156.6

Creditors: amounts falling due after more than one year         16              (55.8)              (55.2)
                                                                                -----               -----
Net assets                                                                      150.9               101.4
                                                                                =====               =====

Capital and reserves
Called up share capital                                         19               99.4                98.6
Share premium reserve                                           20                1.5                 1.2
Revaluation reserve                                             20               52.6                 2.8
Profit and loss account                                                          (2.6)               (1.2)
                                                                                -----               -----
Equity shareholders' funds                                                      150.9               101.4
                                                                                =====               =====



These financial statements were approved by the board of directors on 14 July 1998 and were signed on its behalf by:



E A Burkhardt
Chairman and Chief Executive



Group Statement of Total Recognised Gains and Losses for the year ended 31 March 1998




in millions                                                                     1998             1997
                                                                              12 Months      17 1/2 months
                                                                                               Restated
                                                                              ---------        --------

Profit for the financial period                                                  48.4             1.6
Prior year adjustments (Note 9)                                                   3.4               -
                                                                                 ----             ---
Total recognised gains and losses recognised since last annual report            51.8             1.6
                                                                                 ====             ===




Reconciliation of movements in shareholders' funds for the year ended 31 March 1998


in millions                                                            1998                          1997
                                                                 Group      Company          Group       Company
                                                                                            17 1/2        17 1/2
                                                                                            months        Months
                                                                                           Restated      Restated
                                                                 -----      -------        --------      --------

Profit/(Loss) for the financial period                            48.4        (2.2)            1.6          (1.2)

New share capital subscribed                                       0.8         0.8            98.6          98.6
Share premium arising on new share capital                         0.3         0.3             1.2           1.2
Revaluation of investment in subsidiaries                            -        50.6               -           2.8
                                                                 -----       -----           -----         -----

Net addition to shareholders' funds                               49.5        49.5           101.4         101.4
Opening shareholders' funds (originally 119.2 million
    before deducting a prior year adjustments of
    17.8 million)                                                101.4       101.4               -             -
                                                                 -----       -----           -----         -----
Closing shareholders' funds                                      150.9       150.9           101.4         101.4
                                                                 =====       =====           =====         =====




The impact of prior year adjustments on opening shareholders funds is as follows.


Opening shareholders funds as previously stated                           119.2
Transfer of negative goodwill to intangible assets                        (21.2)
Amortisation of negative goodwill                                           1.3
Capitalisation of interest                                                  2.1
                                                                          -----
Opening shareholders funds restated                                       101.4
                                                                          =====



Consolidated cash flow statement
for the year ended 31 March 1998



in millions                                                  Note             1998              1997
                                                                                              Restated
                                                             ----             ----            --------

Net cash inflow from operating activities                     23              61.6               76.1

Return on investments and servicing of finance                24             (13.1)             (14.3)

Taxation paid                                                                    -               (1.2)

Capital expenditure and financial investment                  24             (77.2)             (29.3)

Acquisitions and disposals                                    24             (22.9)            (243.9)
                                                                              ----              -----

Net cash outflow before financing                                            (51.6)            (212.6)

Financing
  Issue of ordinary share capital                                              0.3               99.8
  Long term loans raised                                                      68.8              185.0
  Costs of raising long term loans                                            (0.9)             (11.7)
  Repayment of long term loans                                               (24.0)             (32.4)
  Repayment of finance leases                                                 (0.1)                 -
                                                                              ----              -----

Net cash inflow from financing                                                44.1              240.7
                                                                              ----              -----
(Decrease)/Increase in cash and cash equivalents              25              (7.5)              28.1
                                                                              ====              =====

Notes

(forming part the financial statements)



1        Accounting Policies

         The following accounting policies have been applied consistently in dealing with items which are considered material in relation to the group's financial statements.

         Basis of Preparation
         The financial statements have been prepared in accordance with applicable accounting standards and under the historical cost convention modified to include the revaluation of investments in subsidiaries within the financial statements of the company. The prior year figures have been restated as explained in Note 9 to take account of the directors decision to adopt FRS 10 "Goodwill and Intangible Assets" with retrospective effect such that goodwill whether negative or positive is capitalised and amortised through the profit and loss account. In addition the directors considered that it is now more appropriate to the group's business to adopt a policy of capitalising interest on loans entered into to finance capital expenditure.

         Basis of consolidation
         The group accounts consolidate the accounts of English Welsh & Scottish Railway Holdings Limited and all its subsidiary undertakings. These accounts are made up to 31 March 1998. The consolidated accounts are based on accounts of subsidiary undertakings, all of which are coterminous with those of the parent company, and on the accounts of the parent company. The acquisition method of accounting has been adopted. Under this method, the results of subsidiary and associated undertakings acquired in the period are included in the consolidated profit and loss account from the date of acquisition. In the company's accounts, investments in subsidiary undertakings are revalued to reflect the underlying book value of the net assets of the subsidiaries. The result for the year dealt with in the financial statements of English Welsh & Scottish Railway Holdings Limited is disclosed in note 20 to these accounts. The company has taken advantage of section 230(4) of the Companies Act 1985 and has not presented its own profit and loss account.

         Goodwill
         The group has decided on early adoption of FRS 10 "Goodwill and Intangible Assets".
         Goodwill whether negative or positive is disclosed as an intangible asset. Negative goodwill up to the fair value of non monetary assets acquired is amortised to the profit and loss account in periods in which these assets are recovered. Negative goodwill in excess of the fair value of the assets acquired is amortised over the period in which the losses to which it relates are expected to accrue. Positive goodwill is amortised over 20 years.

         Fixed assets and depreciation
         Depreciation is provided by the company to write off the cost less the estimated residual value of tangible fixed assets by equal instalments over their estimated useful economic lives from the time assets come into service as follows:
         o    Freehold buildings                 40 years
         o    Leasehold land and buildings       life of lease
         o    Plant, machinery and equipment     3 to 10 years
         o    Rolling stock                      20 to 50 years
         o    Infrastructure                     10 to 30 years

         No depreciation is provided on freehold land.

Notes continued

     1   Accounting Policies continued

         Capitalisation of interest
         Interest incurred on funding fixed assets in the course of construction is capitalised up until the asset in question is commissioned.

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

         Government grants
         Capital based government grants are included within accruals and deferred income in the balance sheet and credited to trading profit over the estimated useful economic lives of the assets to which they relate. Revenue based government grants are credited to trading profit in the period in which the expenditure to which they relate is incurred.

         Stocks
         Stocks are stated at the lower of cost and net realisable value.

         Pensions and other post-retirement benefits
         The expected cost of providing pensions, as calculated periodically by professionally qualified actuaries, is charged to the profit and loss account so as to spread the cost over the service lives of employees in the scheme in such a way that the pension cost is a substantially level percentage of current and expected future pensionable payroll. Differences between the amount charged to the profit and loss account and payments made to schemes are treated as assets or liabilities in the Balance Sheet. Further details are given in Note 22 to the accounts.

         Taxation
         The credit for taxation is based on the profit for the period and takes into account taxation deferred because of timing differences between the treatment of certain items for taxation and accounting purposes. Provision is made for deferred tax only to the extent that it is probable that an actual liability will crystallise within the foreseeable future. Partial provision is also made for timing differences arising on the pension fund prepayment.

         Foreign Exchange
         Transactions in foreign currencies are recorded at the rate ruling at the date of the transaction or at the contract rate if the transaction is covered by a forward exchange contract. Monetary assets and liabilities denominated in foreign currencies are translated at the rate of exchange ruling at balance sheet date or, if appropriate, at the forward exchange contract rate. All differences are taken to the profit and loss account except where they arise on loans or deposits which are being used to fund capital expenditure in which case they are capitalised.

2        Turnover

         Turnover is stated net of value added tax and represents amounts invoiced to third parties and estimates in respect of amounts not invoiced.

         Turnover and operating profit is attributable to one activity, the haulage of freight and mail by rail and other related services throughout England, Wales and Scotland.

Notes continued

3        Operating costs


in millions                                                   1998 12 Months                  1997
                                                    --------------------------------        --------
                                                          Continuing           Total         17 1/2
                                                          Operations                         Months
                                                    Ongoing   Acquisitions                  Restated
                                                    -------   ------------     -----        --------

Change in stock of spares                            (13.3)         2.0        (11.3)           2.1
Other operating income                                   -            -            -           (0.3)
Raw materials and consumables                         41.4          2.1         43.5           83.3
Other external charges                               230.9          8.1        239.0          239.9
Staff costs (Note 6)                                 164.6          9.3        173.9          253.5
Depreciation and other amounts written off
tangible and intangible fixed assets                  14.2          0.8         15.0           13.8
                                                     -----         ----        -----          -----
                                                     437.8         22.3        460.1          592.3
                                                     =====         ====        =====          =====



     The prior year figures include exceptional items of 59.7 million in staff costs and 3.3 million in other external charges.



4        Profit on ordinary activities before taxation


     in millions                                                                   1998           1997
                                                                                   ----           ----

     Profit on ordinary activities before taxation is stated after charging
     Auditors' remuneration:
         Audit                                                                      0.2            0.4
         Other services                                                             0.2            0.5
     Depreciation and other amounts written off tangible fixed assets:
         Owned                                                                     13.5           13.4
         Leased                                                                     1.6            1.7
     Hire of plant and machinery - rentals payable under operating leases           0.2            0.2
     Other operating leases                                                         2.0            1.6

     after crediting
     Grants credited to profit and loss account                                     4.0            0.3
     Rents receivable from property                                                 8.4            8.5
     Amortisation of negative goodwill                                              2.7            1.3



     In addition to the above the auditors received 3,800 (1997: 1,931,000) during the year in relating to the acquisition of subsidiaries. These costs have been capitalised.

     The operating  profit dealt with in the accounts of the parent  company was
0.3 million (1997: 0.3 million).

Notes continued

5        Remuneration of directors

                                                               1998         1997
                                                               ----         ----
Aggregate emoluments of directors                           196,434      168,970
Number of directors for  whom retirement benefits are
accruing under a money purchase scheme                            1            1
Number of directors for  whom retirement benefits are
accruing under a defined benefits scheme                          1            1
Number of directors eligible for shares under a long
term incentive scheme                                             1            1

     Directors interests in the ordinary share capital of the company and options granted during the year are disclosed in the Director's Report.

     1,448,695 (1997: 1,453,772) was paid to Wisconsin Central Transportation Incorporated in relation to a management contract incorporating among other things, the provision of the services of E A Burkhardt and T F Power.

     32,000 (1997: 32,000) was paid or is payable to Berkshire Partners for the services of C Ferenbach and R K Lubin.

     16,000 (1997: 16,000) was paid or is payable to Fay Richwhite for the services of D M Richwhite.

     16,000 (1997: 12,000) was paid or is payable to McLachlan Rissman & Doll for the services of T W Rissman.


     Transactions involving directors
     Clarke  & Co. a  business  owned by R J G  Clarke  was paid  30,186  (1997:
59,208)  during  the  period  for  the  provision  of   consultancy   and  other
professional services.

     McLachlan Rissman & Doll a partnership in which T W Rissman has an interest, was paid 139,230 (1997: 137,888) during the period for the provision of legal and other professional services.

     Railroad Financial Corporation, a specialist adviser on financing rail equipment, in which T W Rissman has an interest was paid 160,911 (1997: nil) during the period for the provision of consultancy services.


6        Staff numbers and costs

                                                              1998          1997
                                                               No.           No.
                                                             -----         -----
Average number of people employed:
Management and operation of rail freight services            7,070         7,066
                                                             =====         =====



         The aggregate payroll costs of these persons were as follows:


in millions                                       Total         Total
                                                   1998          1997
                                                  -----         -----

Wages & salaries                                  149.0         159.1
Social security  costs                             11.9          12.6
Other pension costs (see note 22)                   1.9           3.0
Other staff costs                                  11.1          19.1
Redundancy costs                                      -          59.7
                                                  -----         -----
                                                  173.9         253.5
                                                  =====         =====

Notes continued

7        Net interest payable and similar charges


in millions                                                                               1998        1997
                                                                                          ----        ----

Other interest receivable and similar income                                               1.1         2.4

Other interest payable and similar charges:
On bank loans, overdrafts and other loans repayable within five years                    (14.0)      (15.6)
On bank loans repayable in more than five years                                           (2.5)       (4.3)
Finance charges payable in respect of finance leases and hire purchase contracts          (0.1)        0.3
Exchange gain/(loss) on monies on deposit                                                  0.1        (0.7)
                                                                                          ----        ----
                                                                                         (16.5)      (20.3)
Interest capitalised                                                                       4.1         2.1
                                                                                          ----        ----
                                                                                         (12.4)      (18.2)
                                                                                          ----        ----
                                                                                         (11.3)      (15.8)
                                                                                          ====        ====


8        Taxation

in millions                                                     1998       1997
                                                                ----       ----
UK corporation tax at 31% (1997: 33%) on the profit for the
period on ordinary activities for the year to 31 March 1998     (4.7)      (2.1)
Deferred Taxation                                               (3.8)       3.0
                                                                 ---        ---
                                                                (8.5)       0.9
                                                                 ===        ===


     The group has a low effective tax rate due to the availability of substantial capital allowances.

     Deferred taxation includes a credit of 0.8 million (1997: 1.3 million) resulting from the reduction in the rate of corporation tax from 31% to 30% announced in the budget on 17 March 1998.



9        Prior Year Adjustments

     In December 1997 the Accounting Standards Board issued FRS10 "Goodwill and Intangible Assets" which the Group has elected to implement immediately. The standard requires that goodwill whether positive or negative be disclosed as an intangible asset and amortised through the profit and loss account. The impact of this change in accounting policy is to increase the reported profits for the year by 3.5 million (1997: 1.3 million), and reduce shareholders funds in the consolidated balance sheet by 122.7 million (1997: 20.0 million) as a consequence of the transfer of negative goodwill from Capital Reserve to Intangible Assets.

     The Group has elected to capitalise interest paid on deposits and costs associated with the purchase of locomotives, until they come into service. The impact of this change in accounting policy is to increase the reported profits for the year by 4.1 million (1997: 2.1 million).

Notes continued

10       Tangible fixed assets


in millions              Land &       Rolling         Plant,         Infra-       Assets in         Total
                        buildings      stock        machinery      structure      course of
                                                        &                       construction
                                                    equipment
                        ---------      -----        ---------      ---------    ------------        -----
Group

Cost
(or valuation)
At 1 April 1997           30.5          225.4          16.3           0.7            30.3           303.2
Additions                  3.2           11.2           1.3           3.2            62.9            81.8
Acquisitions of
   subsidiaries           21.3           78.7           3.0             -               -           103.0
Disposals                    -           (0.4)         (0.3)            -               -            (0.7)
Transfers                  1.2            2.8           0.5           1.9            (6.5)           (0.1)
                          ----          -----          ----           ---            ----           -----
At 31 March 1998          56.2          317.7          20.8           5.8            86.7           487.2
                          ====          =====          ====           ===            ====           =====

Depreciation and
diminution in value

At 1 April 1997           (1.1)         (12.7)        (12.7)         (0.4)              -           (26.9)
Charge for period         (1.0)         (12.5)         (1.4)         (0.2)              -           (15.1)
On disposals                 -            0.1           0.2             -               -             0.3
Transfers                    -              -           0.1             -               -             0.1
                           ---           ----          ----           ---             ---            ----
At 31 March 1998          (2.1)         (25.1)        (13.8)         (0.6)              -           (41.6)
                           ===           ====          ====           ===             ===            ====
Net book value
At 31 March 1998          54.1          292.6          7.0            5.2            86.7           445.6
                          ====          =====         ====            ===            ====           =====
At 31 March 1997          29.4          212.7          3.6            0.3            30.3           276.3
                          ====          =====         ====            ===            ====           =====


     On acquisition of the companies detailed in Note 11 to the financial statements, fair values were assigned to the assets and liabilities in accordance with FRS 7.

         The net book value of land and buildings at 31 March 1998 comprises:


in millions                         Group    Company          Group      Company
                                     1998      1998            1997        1997
                                     ----      ----            ----        ----

Freehold land and buildings          27.2         -            18.8           -
Long leasehold                       24.8         -            10.4           -
Short leasehold                       2.1         -             0.2           -
                                     ----       ---            ----         ---
                                     54.1         -            29.4           -
                                     ====       ===            ====         ===


     Included in freehold land and buildings is land valued at 17,650,000 which is not depreciated. Included in fixed assets is 6.2 million (1997: 2.1 million) of capitalised interest.

Notes continued

10       Tangible fixed assets continued

     Included within the amounts for fixed assets are the following amounts relating to leased assets. These assets are held on subleases granted by the British Railways Board to subsidiary companies prior to their acquisition by the company. The headleases are finance leases which continue to be held by the British Railways Board. The subleases transfer all the benefits and obligations of ownership inherent in the headleases to the subsidiaries. All future liabilities arising under the headleases, and included within the subleases, were discharged to the British Railways Board on acquisition of the subsidiaries. In addition, within the analysis below are assets with a net book value of 0.1 million (1997: 0.2 million) for which liabilities continue to exist.

         Assets held under finance leases


in millions                       Rolling         Plant,         Total
                                   stock        machinery
                                                   and
                                                equipment
                                   -----        ---------        -----
Cost:
At 1 April 1997                     40.0           0.2            40.2
Additions                              -             -               -
                                    ----           ---            ----
At 31 March 1998                    40.0           0.2            40.2
                                    ----           ---            ----

Depreciation:
At 1 April 1997                    (14.0)            -           (14.0)
Additions                              -             -               -
Provided in the period              (1.5)         (0.1)           (1.6)
                                    ----           ---            ----
At 31 March 1998                   (15.5)         (0.1)          (15.6)
                                    ----           ---            ----
Net Book Value
At 31 March 1998                    24.5           0.1            24.6
                                    ====           ===            ====
At 31 March 1997                    26.0           0.2            26.2
                                    ====           ===            ====


11       Fixed asset investments - company


                                                      Own Shares     Associates        Trade         Total
                                                                                    Investment
                                                      ----------     ----------     ----------       -----

Group
As at 1 April 1997                                          -             -               -             -
Acquired on the acquisition of subsidiaries                 -           0.6             0.6           1.2
Additions                                                 0.8             -               -           0.8
Less provision                                           (0.7)            -               -          (0.7)
                                                          ---           ---             ---           ---
At 31 March 1998                                          0.1           0.6             0.6           1.3
                                                          ===           ===             ===           ===


     EW & S Employee Share Trust, was created on 14 November 1996. The trustee, EWS Trustees Ltd, at their absolute discretion determines at its absolute discretion which directors and employees are to participate in a bonus share plan in any fiscal year. All costs incurred in the administration of the trust are charged to the profit and loss account as incurred.

     At the date of signing these accounts the trust held 1,277,554 shares of which 1,164,977 were under option to employees and directors.

Notes continued

11       Fixed asset investments - company continued


in millions                          Own         Value of shares in       Total
                                    shares          subsidiaries
                                    ------          ------------          -----

Company
At 1 April 1997 restated               -                 49.3              49.3
Reduction of cost                      -                 (3.2)             (3.2)
Additions at cost                    0.8                    -               0.8
Less provision                      (0.7)                   -              (0.7)
Revaluation                            -                 49.8              49.8
                                     ---                 ----              ----
At 31 March 1998                     0.1                 95.9              96.0
                                     ===                 ====              ====

     Investments in group companies have been revalued to reflect the underlying book value of the net assets of the subsidiaries adjusted for the goodwill arising on consolidation.

     The companies in which the company's interest is more than 10% are as follows:


                                           Country of             Principal activity              Class and
                                        registration or                                         percentage of
                                         incorporation                                           shares held
                                                                                               Group & company
                                         -------------            ------------------           ---------------

Subsidiary undertakings
Boreal & Austral Railfreight Ltd        England & Wales             Holding company            100% 1 Ordinary
New Locomotive Finance Ltd              England & Wales       Acquisition and leasing of       100% 1 Ordinary
                                                                     rolling stock
Res (December) Ltd                      England & Wales             Holding company            100% 1 Ordinary
Rail Express Systems Ltd                England & Wales       Haulage of mail by rail and      100% 1 Ordinary
                                                                 provision of charter
                                                                  passenger services
Loadhaul Ltd                            England & Wales                 Dormant                100% 1 Ordinary
English Welsh & Scottish                England & Wales       Haulage of freight by rail       100% 1 Ordinary
Railway Ltd
Mainline Freight Ltd                    England & Wales                 Dormant                100% 1 Ordinary
NPJV Ltd                                England & Wales                 Dormant                100% 1 Ordinary
LGJV Ltd                                England & Wales                 Dormant                100% 1 Ordinary
EWS Finance Ltd                         England & Wales       Acquisition and leasing of       100% 1 Ordinary
                                                                     rolling stock
East & West Ltd                         England & Wales             Holding company            100% 1 Ordinary
Railfreight Distribution Ltd            England & Wales       Haulage of freight by rail       100% 1 Ordinary
EW & S Trustees Ltd                     England & Wales        Trustee of employee share       100% 1 Ordinary
                                                                         trust

Associated undertakings

Allied Continental Intermodal
Services Ltd                            England & Wales               Railfreight              25% 1 Ordinary
Autotrax Limited                        England & Wales           Terminal management          24% 1 Ordinary
Intermodal Wagon Systems
Limited                                 England & Wales               Railfreight              25% 1 Ordinary
Unilog NV                                   Belgium                   Railfreight              45% 1BFr Ordinary



     The investments in associated undertakings are unlisted. In the opinion of the directors, the aggregate value of these investments is not less than the amounts at which they are stated in the balance sheet.

     Notes continued

11     Fixed asset investments - company continued

     On 22 November 1997 EWS completed the acquisition of 100% of the share capital of Railfreight Distribution Limited ("RfD") from the British Railways Board ("BRB"). In connection with that acquisition:

         o BR has agreed that RfD will not be required to pay toll charges for access to the Channel Tunnel until 30 April 2005, such charges being met by BR.
         o In the event that freight operations through the Channel Tunnel are terminated, RfD may be required to sell certain tunnel related assets to a publicly owned railway company and to pay a 5 million penalty.
         o RfD intends to continue its Channel Tunnel operations after April 2005, but will not be able to do so unless Eurotunnel materially reduces its charges. The present contractual arrangements do not compel Eurotunnel to do this, and there is no certainty that it will. Full provision is therefore made for all liabilities which would arise if RfD discontinued Channel Tunnel operations after April 2005.
         o BR has agreed to pay a restructuring grant to RfD in respect of specified expenditure to a maximum of 25 million within two years of the acquisition date. The amount of the grant received during the year was 3.5 million. The grant is potentially repayable over 10 years from 2007 if average total access charges fall below and volumes exceed specified levels. No provision has been made for repayment of grants received to date.

     The cash consideration on this purchase was 2.0 million and acquisition costs totalled 2.2 million. Negative goodwill of 103.9 million arising on the acquisition is included in Note 12. The final adjustments to consideration payable are not yet finalised.

     The directors estimate of fair value of the assets of RfD are set out in the table below.


in millions                  Book value    Re-valuation           Other         Fair value of
                                                              adjustments         the group
                             ----------    ------------       -----------         ---------
Fixed assets
   Tangible                     13.7            71.1                 -               84.8
   Intangible                    1.2               -                 -                1.2
                               -----            ----              ----              -----
                                14.9            71.1                 -               86.0
Current assets
   Stocks                        7.0               -                 -                7.0
   Debtors                      94.1               -                 -               94.1
   Pension prepayment              -               -              15.5               15.5
                               -----            ----              ----               ----
Total assets                   116.0            71.1              15.5              202.6
                               =====            ====              ====              =====

Liabilities
Provisions
   Deferred tax                    -               -              (2.7)              (2.7)
   Other                       (12.1)              -              (5.0)             (17.1)
                               -----            ----              ----              -----
                               (12.1)              -              (7.7)             (19.8)
Creditors
   Trade creditors             (20.8)              -                 -              (20.8)
   Other creditors             (43.6)              -                 -              (43.6)
   Accruals                    (10.3)              -                 -              (10.3)
                               -----            ----              ----              -----

Total Liabilities              (86.8)              -              (7.7)             (94.5)
                               -----            ----              ----              -----
Net Assets                      29.2            71.1               7.8              108.1
                               =====            ====              ====              =====

     Included in the group profit for the year is a loss of 0.2 million incurred from the date of acquisition by Railfreight Distribution Limited.

     Notes continued

11     Fixed asset investments -company continued

     On 31 March 1998 the group acquired from National Power PLC the assets of its rail division for cash consideration of 18.7 million. Goodwill of 0.4 million arising on the acquisition is disclosed in Note 12.



     The directors estimate of fair value of the assets acquired are set out in the table below.



in millions                                    Book value and
                                              fair value of the
                                                    group
                                                    -----

Fixed assets
   Tangible                                          18.2

Current assets
   Stocks                                             0.5
                                                     ----
Total assets                                         18.7
                                                     ====

Liabilities
Creditors
   Other creditors                                   (0.4)
                                                     ----
Total Liabilities                                    (0.4)
                                                     ----
Net Assets                                           18.3
                                                     ====

     The National Power Rail Division contributed neither a profit or a loss to the group's results.



12       Goodwill

         Intangible assets consist of goodwill arising on the acquisition of businesses acquired by the group. No goodwill is recorded in the books of the company.


in millions                                                      Negative       Positive        Total
                                                                 Goodwill       Goodwill       Goodwill
                                                                 --------       --------       --------

Restated at 1 April 1997                                           (25.3)          5.3          (20.0)
Goodwill arising on acquisitions during the year                  (103.9)          0.4         (103.5)
Amortisation of goodwill during the year                             3.0          (0.3)           2.7
                                                                   -----           ---          -----
Balance at 31 March 1998                                          (126.2)          5.4         (120.8)
                                                                   =====           ===          =====


     The accumulated positive goodwill amortised is 0.6 million and the accumulated negative goodwill credited to the profit and loss account is 4.5 million at 31 March 1998.

Notes continued

13       Stocks

         Stocks held by the group comprise spare parts held for the maintenance of the group's assets. No stocks were held by the company.


14       Debtors


in millions                                          Group        Company          Group         Company
                                                      1998          1998            1997           1997
                                                      ----          ----            ----           ----
Amounts falling due within one year
Trade debtors                                         80.4             -            84.2              -
Amounts owed by group undertakings                       -         123.2               -          107.3
Other debtors                                         24.0           1.9             8.1            2.8
Prepayments and accrued income                         8.8             -             6.7              -
                                                     -----         -----            ----          -----
                                                     113.2         125.1            99.0          110.1
                                                     =====         =====            ====          =====
Amounts falling due after more than one year
Pension fund prepayment                               82.1             -            66.8              -
Promissory notes                                      14.2             -               -              -
                                                     -----         -----            ----          -----
                                                      96.3             -            66.8              -
                                                     =====         =====            ====          =====


15       Creditors: amounts falling due within one year


in millions                                                    Group      Company        Group        Company
                                                                1998        1998          1997          1997
                                                                ----        ----          ----          ----
Bank loans and overdrafts                                        5.0        12.6           7.5           0.7
Obligations under finance leases and hire purchase contracts     0.5           -             -             -
Amounts owed by associate undertakings                           0.1           -             -             -
Trade creditors                                                 50.8         0.1          60.4             -
Other creditors including taxation and social security:
Corporation tax                                                  5.6           -           0.9             -
Other taxes and social security costs                           19.1           -          15.2             -
Other creditors                                                  8.7         1.3          10.2           1.1
                                                               -----        ----         -----           ---
                                                                89.8        14.0          94.2           1.8
Accruals and deferred income                                    28.1         0.4          12.1           1.0
                                                               -----        ----         -----           ---
                                                               117.9        14.4         106.3           2.8
                                                               =====        ====         =====           ===


16       Creditors: amounts falling due after more than one year


in millions                                                       Group       Company         Group        Company
                                                                   1998         1998           1997          1997
                                                                   ----         ----           ----          ----
Bank loans (net of unamortised financing costs)                   185.7         55.8          137.0          55.2
Obligations under finance leases and hire purchase contracts        2.0            -            0.1             -
                                                                  -----         ----          -----          ----
                                                                  187.7         55.8          137.1          55.2
                                                                  =====         ====          =====          ====

Notes continued

16       Creditors: amounts falling due after more than one year continued

         Interest Rates and Security on Loans

         The bank loans include:

     76.8 million (1997: 89.3 million) secured by a first fixed and floating charge over all the assets and shares of the Group, except for those to which a charge attaches under the terms of the contract for the carriage of mail for the Post Office and the shares and assets of New Locomotive Finance Ltd, Railfreight Distribution Ltd, EWS Finance Ltd and East & West Ltd.

     55.8 million (1997: 55.2 million) attracting interest at LIBOR plus 0.65% and is secured in the same manner as the above loan but ranks after it in order of preference.

     31.1 million (1997: nil) secured by a fixed and floating charge over the assets of New Locomotive Finance Ltd and secondary floating charge over the assets of the group, except for those of Railfreight Distribution Ltd, East & West Ltd and EWS Finance Ltd.

     27.0 million (1997: nil) secured by a fixed and floating charge over the assets of EWS Finance Ltd and secondary floating charge over the assets of the group, except for those of Railfreight Distribution Ltd, East & West Ltd and New Locomotive Finance Ltd.


         Bank loans payable by instalments


in millions                                 Group                  Company
                                       1998       1997         1998        1997
                                       ----       ----         ----        ----
Amounts falling due:
    between one and two years          20.0        5.0            -           -
    between two and five years        109.9       76.8            -           -
    payable after five years           55.8       55.2         55.8        55.2
                                      -----      -----         ----        ----
                                      185.7      137.0         55.8        55.2
                                      =====      =====         ====        ====


     The maturity of obligations under finance leases and hire purchase contracts is as follows:


in millions                          Group      Company       Group      Company
                                      1998        1998         1997        1997
                                      ----        ----         ----        ----

Within one year                        0.5           -          0.1           -
In the second to fifth years           2.0           -          0.1           -
Over five years                          -           -            -           -
                                       ---         ---          ---         ---
                                       2.5           -          0.2           -
Less future finance charges              -           -            -           -
                                       ---         ---          ---         ---
                                       2.5           -          0.2           -
                                       ===         ===          ===         ===

Notes continued

17       Provisions for liabilities and charges


in millions                             Contaminated    Deferred      Redundancy          Other           Total
                                             Land          Tax             &           Provisions      Provisions
                                          Provision     Provision    Restructuring
                                                                       Provision
                                          ---------     ---------      ---------       ----------      ----------
Group
At 1 April 1997                              16.1           18.7          38.3             37.0           110.1

Utilised during period                       (0.5)             -         (13.9)            (7.1)          (21.5)
Arising on acquisition of subsidiary
   undertaking                                4.4            2.7             -             12.7            19.8
Transferred to deferred income during
   the year                                     -              -             -             (1.6)           (1.6)
Charge/(credit) for the period in the
profit and loss account                         -            3.9             -              3.5             7.4
                                             ----           ----          ----             ----           -----
At 31 March 1998                             20.0           25.3          24.4             44.5           114.2
                                             ====           ====          ====             ====           =====


         The amounts provided for deferred taxation and the amounts not provided are set out below:


in millions                                                       1998                            1997
                                                         Provided     Unprovided        Provided      Unprovided
                                                         --------     ----------        --------      ----------
Difference between accumulated depreciation and
amortisation and capital allowances                          3.7          45.9               -            52.0
Timing difference on pension fund surplus                   24.6             -            20.7               -
Timing difference on provision for redundancies and
restructuring                                               (5.0)            -            (2.0)           (4.8)
Other timing differences                                     2.0          10.7               -            (9.6)
                                                            ----          ----            ----            ----
                                                            25.3          56.6            18.7            37.6
                                                            ====          ====            ====            ====




18       Deferred Income


in millions                                                   1998        1997
                                                              ----        ----

Government capital grants                                      1.8         1.6
Other deferred income                                          4.0         2.7
                                                               ---         ---
                                                               5.8         4.3
                                                               ===         ===

Government capital grants
At 1 April 1997                                                            1.6
Receivable during the period                                               0.3
Credited to profit and loss account                                       (0.1)
                                                                           ---
At 31 March 1998                                                           1.8
                                                                           ===

Notes continued

19       Called up share capital



                                                      Number of shares                Group and Company
                                                   1998              1997             1998           1997
                                                    No                No          in millions    in millions
                                                 -------           -------        -----------    -----------
Authorised

Ordinary shares of 1 each                     125,000,000       125,000,000              125           125
                                              ===========       ===========              ===           ===



Allotted, called up and fully paid                          No       in millions
                                                            --       -----------
Ordinary shares of 1 each
At 1 April 1997                                        98,603,022         98.6
Shares issued at a premium of 0.30                        667,664          0.7
Shares issued at a premium of 0.69                        162,134          0.1
                                                       ----------         ----
                                                       99,432,820         99.4
                                                       ==========         ====


     At 31 March 1998 options  totalling  7,821,019  (1997:  7,546,521)  were in issue exercisable at the prices and over the time frames detailed below.


Exercisable between                                  Exercise          Number
                                                       price           options
                                                       -----           -------
10 September 1999 and 10 September 2006                 1.00            900,000
10 September 1999 and 10 September 2003                 1.00          1,600,000
10 September 1999 and 10 September 2006                 1.00          1,050,000
16 September 2000 and 16 September 2004                 1.30            100,000
16 September 2000 and 16 September 2004                 1.69            179,498
18 November 2000 and 18 November 2004                   1.69             35,000
At any time                                             2.20          3,956,521
                                                                      ---------
                                                                      7,821,019
                                                                      =========


     At 31 March 1998 warrants  totalling  3,602,842  (1997:  3,565,747) were in issue which are exercisable at the warrant holders discretion at a price of 0.01 each. Subsequent to the balance sheet date a further 633,338 (1997: 667,661) shares were issued to the Employee Share Trust in respect of options granted to employees giving rise to an entitlement to a further 21,275 (1997: 24,059) warrants.

Notes continued

20       Reserves

Group                                Group &           Group              Company             Group
                                     Company
in millions                           Share       Capital reserve       Revaluation      Profit and loss
                                     premium            1998              reserve            account
                                     Account                                1998              1998
                                       1998
                                       ----             ----                ----              ----
At 1 April 1997                         1.2             21.2                20.6              (1.8)
Interest capitalised                      -                -                   -               2.1
Transfer to intangible assets             -            (21.2)              (17.8)              1.3
                                        ---             ----                ----              ----
Restated                                1.2                -                 2.8               1.6

Premium on shares issued                0.3                -                   -                 -
Retained profit for period                -                -                   -              48.4
Revaluation of investment in
   subsidiaries                           -                -                49.8                 -
                                        ---             ----                ----              ----
At 31 March 1998                        1.5                -                52.6              50.0
                                        ===             ====                ====              ====

Company

The company's loss for the financial period was 1.4 million (1997: 1.2 million).


21       Commitments

     (i) Capital commitments at the end of the financial year for which no provision has been made.


in millions                          Group      Company       Group      Company
                                      1998        1998         1997        1997
                                      ----        ----         ----        ----

Contracted                           411.0           -          1.1           -
Authorised but not contracted         45.1           -          0.3           -
                                     -----         ---          ---         ---
                                     456.1           -          1.4           -
                                     =====         ===          ===         ===

     (ii) There were no commitments at the year end to enter into finance leases starting after the year end.

     (iii) Annual commitments under non-cancellable operating leases are as follows:


in millions                                            1998                      1997
                                               Land and       Other      Land and       Other
                                               buildings                 buildings
                                               ---------      -----      ---------      -----
Group
Operating leases which expire:
Within one year                                   0.6            -             -            -
In the second to fifth years inclusive              -          0.4           0.6          0.1
Over five years                                   0.9            -           0.9            -
                                                  ---          ---           ---          ---
                                                  1.5          0.4           1.5          0.1
                                                  ===          ===           ===          ===

     The company did not have any commitments under non-cancellable operating leases.

Notes continued

21       Commitments continued

     (iv) Fuel Hedge Contracts

     English Welsh & Scottish Railway Ltd has entered into a number of fuel hedge contracts for gas oil, none of which extend beyond 31 March 1999. The quantity hedged is equivalent to twenty one weeks consumption.

     (v) Interest Rate Contracts

     English Welsh & Scottish Railway Holdings Ltd entered into a contract commencing on 17 January 1997 of three years duration to pay or receive as appropriate the difference between interest on 25 million at a fixed rate of 7.08% and 3 month LIBOR.

     English Welsh & Scottish Railway Holdings Ltd entered into a contract commencing on 4 September 1997 of five years duration to pay or receive as appropriate the difference between interest on 25 million at a fixed rate of 7.269% and 3 month LIBOR.

     New Locomotive Finance Ltd entered into a contract commencing on 15 January 1998 of two years duration to pay or receive as appropriate the difference between interest on USD52 million at a fixed rate of 6.07% and 3 month USD-LIBOR.


22       Pension scheme

     Contributions to the group's defined benefit pension scheme are charged to the profit and loss account so as to spread the cost of pensions over employees' working lives with the group. The contributions are determined by a qualified actuary using the projected unit method. The most recent valuation was at 1 April 1998. The assumptions adopted by the pension fund's actuary which have the most significant effect on the results of the valuation are detailed below.

     These assumptions are:

     o    Salary inflation has been assumed to be 6.5% per annum.

     o    Pensions growth has been assumed to be 4.5% per annum.

     o    Return on investments has been assumed to be 9% (1997:8.5%) per annum.

     The most recent actuarial valuation showed that the market value of the scheme's assets was 580.1 million (1997: 348.2 million) and that the actuarial value of those assets represented at least 110% of the liabilities for benefits that had accrued to members, after allowing for expected future increases in earnings. Since acquisition a surplus has arisen of 18.1 million which is being amortised to the profit and loss account over the estimated working lives of the employees.

     On 15 October 1997 the trustees of the Railway Pension Scheme agreed a package of benefit improvements for members. At the same time it was agreed that employer contributions, previously 7.5% of pensionable pay, would cease for three years and that employee contributions would continue at 5% of pensionable pay.

     On 22 June 1998 the trustees of the Railway Pension Scheme, agreed the same package of benefit improvements for RfD employees. Similarly it was agreed that employer contributions, previously 7.5% of pensionable pay, would cease for three years and that employee contributions would continue at 5% of pensionable pay.

     In addition, the group operates a defined contribution pension scheme under which members contributions are matched on a pound for pound basis. The pension cost charge for the period amounted to 1.9 million (1997: 3 million).

Notes continued

23 Reconciliation of operating profit to net cash inflow from operating activities


in millions                                                            1998            1997
                                                                                      17 1/2
                                                                                      months
                                                                       ----           ------

Operating profit                                                       68.1            16.7
Depreciation charge                                                    15.1            15.1
Amortisation of goodwill                                               (2.7)           (1.3)
Provision against shares held by EW & S Employee Share Trust            0.7               -
(Increase)/Decrease in stocks                                          (3.8)            2.1
(Increase)/Decrease in debtors                                         65.9           (12.8)
Increase/(Decrease) in creditors and provision                        (81.7)           56.3
                                                                       ----            ----
Net cash inflow from operating activities                              61.6            76.1
                                                                       ====            ====


24 Analysis of cash flows for headings netted in the cash flow statement


in millions                                                                         1998           1997
                                                                                                  17 1/2
                                                                                                  months
                                                                                    ----          ------

Returns on investments and servicing of finance
Interest received                                                                    1.1            2.4
Interest paid                                                                      (14.2)         (16.7)
                                                                                    ----           ----
Net cash outflow for returns on investments and servicing of finance               (13.1)         (14.3)
                                                                                    ====           ====

Capital expenditure and financial investment
Purchase of tangible fixed assets                                                  (77.7)         (30.3)
Sale of tangible fixed assets                                                        0.5            1.0
                                                                                    ----           ----
Net cash outflow for capital expenditure and financial investment                  (77.2)         (29.3)
                                                                                    ====           ====

Acquisitions and disposals
Acquisition of subsidiary                                                           (4.2)        (243.9)
Acquisition of National Power rail unit assets                                     (18.7)             -
                                                                                    ----          -----
Net cash outflow for acquisitions and disposals                                    (22.9)        (243.9)
                                                                                    ====          =====


Notes continued

25       Analysis of net debt



in millions                 At 1 April       Cash flow      Acquisition        Non cash          At 31
                                1997                                            changes        March 1998
                                ----         ---------      -----------         -------        ----------

Cash at bank                    28.8             4.4               -                 -             33.2
Overdraft                       (0.7)          (11.9)              -                 -            (12.6)
                               -----            ----             ---               ---            -----
                                28.1            (7.5)              -                 -             20.6

Debt due after one year       (137.0)          (51.4)              -               2.7           (185.7)
Debt due within one year        (7.5)            7.5               -              (5.0)            (5.0)
Finance leases                  (0.2)            0.1            (2.4)                -             (2.5)
                               -----            ----             ---               ---            -----
                              (144.7)          (43.8)           (2.4)             (2.3)          (193.2)
                               -----            ----             ---               ---            -----
Total                         (116.6)          (51.3)           (2.4)             (2.3)          (172.6)
                               =====            ====             ===               ===            =====



in millions                                                 1998          1997
                                                                         17 1/2
                                                                         months
                                                            ----         ------

Reconciliation of net cash flow to movement in debt

(Decrease)/Increase in cash in the period                   (7.5)          28.1

Cash inflow from increase in debt and lease financing      (43.8)        (140.9)
                                                           -----          -----

Change in debt resulting from cash flows                   (51.3)        (112.8)

Finance leases acquired with subsidiaries                   (2.4)          (0.2)

Amortisation of finance costs                               (2.3)          (3.6)
                                                           -----          -----

Movement in net debt in period                             (56.0)        (116.6)

Net debt at 31 March 1997                                 (116.6)             -
                                                           -----          -----
Net debt at 31 March 1998                                 (172.6)        (116.6)
                                                           =====          =====


26       Ultimate parent company and parent undertaking of larger group

         The company has no parent undertaking and therefore its results are not consolidated in the accounts of any other entity.

Notes continued

27       Supplemental US GAAP information

         As at 31  March  1998,  Wisconsin  Central  Transportation  Corporation
         (WCTC), a US company registered with the US Securities and Exchange Commission (SEC), held an approximate 34% interest in English Welsh & Scottish Railway Holdings Limited (EWSRH).

         a)   Basis of analysis :

          In compliance with UK legislation, the first accounts of EWSRH covered a period from incorporation to 31 March 1997, a period of approximately seventeen and a half months. Set out below (to comply with the SEC's rule that precludes audited financial statements covering periods in excess of twelve months) is a summary of those results analysing how they arose between the period from incorporation to 31 March 1996 and the years ended 31 March 1997 and 1998.




                                                    Year ended     Year ended   5 1/2 months    Period ended
                                                     31 March       31 March      ended 31        31 March
in millions                                             1998           1997      March 1996          1997
                                                        ----           ----      ----------          ----
Profit and loss account :

Turnover                                               528.2          535.5          73.5            609.0

Change in stock of spares                               11.3           (0.6)         (1.5)            (2.1)
Other operating income                                     -            0.2           0.1              0.3
Raw materials and consumables                          (43.5)         (80.0)         (3.3)           (83.3)
Other external charges                                (239.0)        (203.2)        (36.7)          (239.9)
Staff costs                                           (173.9)        (169.4)        (21.1)          (190.5)
Redundancy and restructuring costs                         -          (63.0)            -            (63.0)
Depreciation                                           (15.0)         (12.3)         (1.5)           (13.8)
                                                       -----          -----          ----            -----
Operating costs                                       (460.1)        (528.3)        (64.0)          (592.3)
                                                       -----          -----          ----            -----

Operating profit                                        68.1            7.2           9.5             16.7

Profit/(loss) on sale of fixed assets                    0.1           (0.2)            -             (0.2)
Other interest recievable and similar income             1.1            1.8           0.6              2.4
Interest payable and similar charges                   (12.4)         (16.2)         (2.0)           (18.2)
                                                       -----          -----          ----            -----

Profit/(loss) on ordinary activities before taxation    56.9           (7.4)          8.1              0.7

Current taxation                                        (4.7)           1.1          (3.2)            (2.1)
Deferred taxation                                       (3.8)           3.0             -              3.0
                                                       -----          -----          ----            -----
Retained profit/(loss) for the period                   48.4           (3.3)          4.9              1.6
                                                       =====          =====          ====            =====

Reconciliation of movement in shareholders' funds:

Retained profit/(loss) for the period                   48.4           (3.3)          4.9              1.6

New share capital subscribed                             0.8            7.6          91.0             98.6
Share premium arising on new share capital               0.3            1.2             -              1.2
                                                       -----          -----          ----            -----
Net addition to shareholders' funds                     49.5            5.5          95.9            101.4

Opening shareholders' funds                            101.4           95.9             -                -
                                                       -----          -----          ----            -----
Closing shareholders' funds                            150.9          101.4          95.9            101.4
                                                       =====          =====          ====            =====


Notes continued

27       Supplemental US GAAP information continued



                                                    Year ended     Year ended   5 1/2 months    Period ended
                                                     31 March       31 March      ended 31        31 March
in millions                                             1998           1997      March 1996          1997
                                                        ----           ----      ----------          ----
Cash flow statement:

Operating profit                                        68.1            7.2           9.5             16.7

Depreciation charge                                     15.1           13.7           1.4             15.1
Amortisation of goodwill                                (2.7)          (1.3)            -             (1.3)
Provision against shares held by
EWS employee share trust                                 0.7              -             -                -
(Increase)/Decrease in stocks                           (3.8)           0.6           1.5              2.1
(Increase)/Decrease in debtors                          65.9           32.6         (45.4)           (12.8)
Increase/(Decrease) in creditors and provisions        (81.7)          13.2          43.1             56.3
                                                       -----          -----         -----            -----

Net cash flow from operating activities                 61.6           66.0          10.1             76.1

Interest received                                        1.1            1.8           0.6              2.4
Interest paid                                          (14.2)         (14.7)         (2.0)           (16.7)
                                                       -----          -----         -----            -----
Net cash outflow from returns on investment and
servicing of finance                                   (13.1)         (12.9)         (1.4)           (14.3)


Purchase of fixed assets                               (77.7)         (27.8)         (2.5)           (30.3)
Sale of fixed assets                                     0.5           (0.4)          1.4              1.0
                                                       -----          -----         -----            -----
Net cash inflow from capital expenditure and
financial investment                                   (77.2)         (28.2)         (1.1)           (29.3)

Acquisitions of subsidiaries                           (22.9)           0.3        (244.2)          (243.9)

Financing :
Issue of ordinary share capital                          0.3            8.8          91.0             99.8
Long term loans raised                                  68.8            5.0         180.0            185.0
Costs of raising long term finance                      (0.9)          (3.0)         (8.7)           (11.7)
Repayment of long term loans                           (24.0)         (32.4)            -            (32.4)
Repayment of finance leases                             (0.1)             -             -                -
                                                       -----          -----         -----            -----

Net cash inflow from financing                          44.1          (21.6)        262.3            240.7
Taxation paid                                              -           (1.2)            -             (1.2)
                                                       -----          -----         -----            -----
(Decrease)Increase in cash and cash equivalents         (7.5)           2.4          25.7             28.1
                                                       =====          =====         =====            =====

Notes continued

27       Supplemental US GAAP information continued


                                                          31 March      31 March
in millions                                                  1998          1997
                                                             ----          ----

Fixed assets :

Tangible assets                                              445.6        276.3
Intangible assets                                           (120.8)       (20.0)
Investments                                                    1.3            -
                                                             -----        -----
                                                             326.1        256.3

Current assets:

Stocks                                                        20.3          9.0
Debtors due in more than one year                             96.3         66.8
Debtors due within one year                                  113.2         99.0
Cash at bank and in hand                                      20.6         28.1
                                                             -----        -----
                                                             250.4        202.9

Creditors: amounts falling due within one year              (117.9)      (106.3)
                                                             -----        -----
Net current assets                                           132.5         96.6
                                                             -----        -----

Total assets less current liabilities                        458.6        352.9

Creditors: amounts falling due after more than one year     (187.7)      (137.1)
Provisions for liabilities and charges                      (114.2)      (110.1)
Deferred Income                                               (5.8)        (4.3)
                                                             -----        -----

Net assets                                                   150.9        101.4
                                                             =====        =====

Capital and reserves

Called up share capital                                       99.4         98.6
Share premium reserve                                          1.5          1.2
Profit and loss account                                       50.0          1.6
                                                             -----        -----

Equity shareholders' funds                                   150.9        101.4
                                                             =====        =====

Notes continued

     27  Supplemental US GAAP information continued



         b) Summary of significant differences between UK and US GAAP.

              As stated in note 9, the UK GAAP profit and loss account for the period ended 31 March 1997 has been restated to reflect changes in accounting policy.

              Set out below is a reconciliation of the profit/(loss) and shareholders' funds as set out above under UK GAAP to those under US GAAP to comply with SEC requirements.


                                                            Year ended    Year ended    5 1/2 months
                                                              31 March      31 March       ended 31
in millions                                                      1998          1997       March 1996
                                                                 ----          ----       ----------

Net profit/(loss) in accordance with UK GAAP                     48.4          (3.3)           4.9


Redundancy and restructuring costs      (a)                         -          63.0              -
Expenditure on rolling stock            (b)                      13.1          21.8            6.4
Pensions                                (c)                       2.0           1.4            0.3
Capitalisation of interest              (d)                         -           0.2              -
Taxation                                (e)                     (11.5)        (29.2)          (2.2)
Amortisaton of goodwill                 (f)                      (0.5)         (3.0)          (0.2)
Application of negative goodwill
to fixed assets                         (g)                       0.8             -              -
                                                                 ----          ----            ---

Net profit in accordance with US GAAP                            52.3          50.9            9.2
                                                                 ====          ====            ===



                                                             As at        As at
                                                           31 March     31 March
in millions                                                   1998         1997
                                                              ----         ----

Shareholders' funds in accordance with UK GAAP               150.9        101.4

Redundancy and restructuring costs      (a)                   63.0         63.0
Expenditure on rolling stock            (b)                   41.3         28.2
Pensions                                (c)                    3.7          1.7
Capitalisation of interest              (d)                    0.2          0.2
Taxation                                (e)                  (42.9)       (31.4)
Amortisaton of goodwill                 (f)                   (3.7)        (3.2)
Application of negative goodwill
to fixed assets                         (g)                    0.8            -
                                                             -----        -----

Shareholders' funds in accordance with US GAAP               213.3        159.9
                                                             =====        =====

Notes continued

     27  Supplemental US GAAP information continued


     The material adjustments made for US GAAP purposes as analysed above are as follows:

a) redundancy and restructuring costs in connection with the acquisition of businesses which must be expensed under FRS 7: "Fair Values in
          Acquisition Accounting" in the UK, but treated as fair value adjustments in the acquisition balance sheet for US GAAP purposes, provided certain criteria are met;

b) deferral, net of 6.9 million, 2.8 million and 0.1 million of amortisation, for the years ended 31 March 1998 and 31 March 1997 and the 5 1/2 month period ended 31 March 1996, respectively, of certain expenditures relating to rolling stock which have been expensed in the UK GAAP accounts;

c) difference in calculation of pension surplus and charge between SSAP 24: "Acounting for Pensions" in the UK and SFAS 87: "Employers' Accounting for Pensions" and SFAS 88: "Employers' Accounting for
          Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits" for US GAAP purposes;

d) capitalisation of interest costs relating to the purchase of fixed assets which have been expensed in the UK GAAP accounts;

e) full provisions for deferred taxation under US GAAP for the consequences of all temporary differences between carrying values for financial reporting and tax purposes (UK GAAP only recognises deferred tax assets and liabilities to the extent that they relate to timing differences which are expected to reverse in the foreseeable future) and taxation adjustments for other items included in the reconciliaton above;

f) goodwill has been adjusted as a result of certain US/UK GAAP differences, notably being increased by the redundancy and restructuring costs resulting in the elimination of the capital reserve (negative goodwill) arising under UK GAAP. Goodwill is amortised over a 40 year period for US GAAP purposes;

g) under acquisition accounting for US GAAP the capital reserve (negative goodwill) arising under UK GAAP is partially eliminated against fixed assets;

h) the group prepares its Consolidated Statements of Cashflows under Financial Reporting Standard No. 1 "Cashflow Statements" (FRS 1). Its objectives and principles are similar to those set out in the US Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" (SFAS 95). The principal difference between the standards relates to classification. Under FRS 1, the Group presents its cashflows from (a) operating activities; (b) returns on investments and servicing of finance; (c) taxation; (d) investing activities and
          (e) financing activities. SFAS 95 requires only three categories of cashflow activities: (a) operating; (b) investing and (c) financing . Cashflows from taxation and returns on investments and servicing of finance shown under FRS 1 would be included as cashflow from operating activities under SFAS 95. In addition, under FRS 1, cash and cash equivalents include short term borrowings with original maturities of three months or less. SFAS 95 requires movements on such short term borrowings to be shown under financial activities.