Form 10-Q
period 1998-09-30
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 1998-11-13
CIK 874213

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


              For the quarterly period ended September 30, 1998
                                             ------------------

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


Indicate the number of shares outstanding of the
 Issuer's common stock as of October 31, 1998:                 51,136,344 shares







================================================================================

                WISCONSIN CENTRAL TRANSPORTATION CORPORATION

                                  FORM 10-Q

                       Quarter Ended September 30, 1998



CONTENTS                                                                    PAGE

Part I -  Financial Information

          Item 1.  Financial Statements

                   Consolidated Balance Sheets.............................    1

                   Consolidated Statements of Income.......................    3

                   Consolidated Statements of Cash Flows...................    4

                   Notes to Consolidated Financial Statements..............    5

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations...........    8


Part II - Other Information

          Item 6.  Exhibits and Reports on Form 8-K........................   14

Signatures.................................................................   15

Index to Exhibits..........................................................   16

                                              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                                Consolidated Balance Sheets

                                                      (in thousands)

                                                          Assets


                                                                                            September 30,   December 31,
                                                                                                 1998           1997
                                                                                            ------------    ------------
                                                                                             (Unaudited)      (Audited)
Current assets:
    Cash and cash equivalents.............................................................  $      2,202    $      4,630
    Receivables, net of allowance for doubtful accounts of $1,811
       and $1,628 at September 30, 1998 and December 31, 1997.............................        88,628          79,722
    Income taxes receivable...............................................................           881           2,106
    Materials and supplies................................................................        26,342          20,560
    Deferred income taxes.................................................................         1,250           1,250
    Other current assets..................................................................           807           1,277
                                                                                            ------------    ------------
       Total current assets...............................................................       120,110         109,545

Investment in affiliates..................................................................       170,328         152,489

Properties:
    Roadway and structures................................................................       675,643         609,932
    Equipment.............................................................................       130,266         116,781
                                                                                            ------------    ------------
       Total properties...................................................................       805,909         726,713
    Less accumulated depreciation.........................................................       (90,845)        (77,888)
                                                                                            ------------    ------------
       Net properties.....................................................................       715,064         648,825

Deferred financing and organization costs, net............................................         3,465             737
                                                                                            ------------    ------------

       Total assets.......................................................................  $  1,008,967    $    911,596
                                                                                            ============    ============


                                The accompanying notes to consolidated financial
                                  statements  are an  integral  part of  these
                                            financial statements.


                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                                Consolidated Balance Sheets

                                           (in thousands, except share amounts)

                                           Liabilities and Stockholders' Equity


                                                                                            September 30,   December 31,
                                                                                                 1998           1997
                                                                                            ------------    ------------
                                                                                             (Unaudited)      (Audited)
Current liabilities:
    Short-term debt.......................................................................  $      1,416    $      1,387
    Accounts payable......................................................................        45,839          47,077
    Accrued expenses......................................................................       100,036          80,390
    Accrued disputed switching charges and associated interest............................        21,526          20,611
    Interest payable......................................................................         4,591           1,370
                                                                                            ------------    ------------
       Total current liabilities..........................................................       173,408         150,835

Long-term debt............................................................................       275,281         279,383

Other liabilities.........................................................................         4,452           4,664

Deferred income taxes.....................................................................       119,400          97,199

Deferred income...........................................................................         8,988           9,830
                                                                                            ------------    ------------

       Total liabilities..................................................................       581,529         541,911

Stockholders' equity:
    Preferred stock, par value $1.00; authorized 1,000,000
       shares; none issued or outstanding.................................................           ---             ---
    Common stock, par value $0.01; authorized 150,000,000 shares;
       issued and outstanding, 51,136,344 shares at September 30, 1998
       and 51,011,042 shares at December 31, 1997.........................................           511             510
    Paid in capital.......................................................................       114,751         112,492
    Accumulated other comprehensive income................................................          (341)          3,036
    Retained earnings.....................................................................       312,517         253,647
                                                                                            ------------    ------------
       Total stockholders' equity.........................................................       427,438         369,685
                                                                                            ------------    ------------

       Total liabilities and stockholders' equity.........................................  $  1,008,967    $    911,596
                                                                                            ============    ============


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



                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                             Consolidated Statements of Income

                                         (in thousands, except per share amounts)

                                                        (Unaudited)


                                                                For the Quarter Ended           For the Nine Months
                                                                     September 30,              Ended September 30,
                                                               -----------------------       -------------------------
                                                                   1998          1997            1998           1997
                                                               ---------      --------       ----------     ----------

Operating revenues...........................................  $  88,814      $ 85,168       $  257,730     $  250,422

Operating expenses:
     Roadway and structures..................................     12,986        11,693           38,538         34,524
     Equipment    ...........................................     15,454        15,662           46,615         52,009
     Transportation..........................................     26,107        26,218           79,523         77,739
     General and administrative..............................      7,917         8,283           26,777         26,606
                                                               ---------      --------       ----------     ----------
         Operating expenses..................................     62,464        61,856          191,453        190,878
                                                               ---------      --------       ----------     ----------

Income from operations.......................................     26,350        23,312           66,277         59,544

Other income (expense):
     Sale of rights under transportation agreement...........         --            --            5,445             --
     Interest expense........................................     (4,321)       (3,835)         (12,805)       (10,687)
     Other, net   ...........................................        443           428              817          1,023
                                                               ---------      --------       ----------     ----------
         Total other income (expense), net...................     (3,878)       (3,407)          (6,543)        (9,664)
                                                               ---------      --------       -----------    ----------

Income before income taxes and
     equity in net income of affiliates......................     22,472        19,905           59,734         49,880

Provision for income taxes...................................      8,899         7,882           23,653         19,752
                                                               ---------      --------       ----------     ----------

Income before equity in
     net income of affiliates................................     13,573        12,023           36,081         30,128

Equity in net income of affiliates...........................      5,841         9,378           22,789         29,588
                                                               ---------      --------       ----------     ----------

Net income...................................................  $  19,414      $ 21,401       $   58,870     $   59,716
                                                               =========      ========       ==========     ==========

Earnings per common share:

     Basic ..................................................  $    0.38      $   0.42       $     1.15     $     1.17
                                                               =========      ========       ==========     ==========

     Diluted ................................................  $    0.38      $   0.42       $     1.15     $     1.16
                                                               =========      ========       ==========     ==========

Average common shares outstanding:

     Basic...................................................     51,135        50,982           51,059         50,881
                                                               =========      ========       ==========     ==========

     Diluted ................................................     51,304        51,455           51,343         51,426
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



                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                           Consolidated Statements of Cash Flows

                                                      (in thousands)

                                                        (Unaudited)
                                                                                              For the Nine Months Ended
                                                                                                     September 30,
                                                                                                 1998            1997
                                                                                              ---------       ---------
Cash flows from operating activities:
     Net income.............................................................................  $  58,870       $  59,716
     Reconciliation of net income to net cash
         provided by operating activities:
         Depreciation and amortization......................................................     15,154          13,287
         Deferred income taxes..............................................................     22,201          19,657
         Equity in net income of affiliates.................................................    (22,789)        (29,588)
         Gains on property sales............................................................       (297)           (605)
         Net amortization of deferred gain on sale-leaseback of equipment...................       (842)           (842)
         Changes in working capital:
              Accounts receivable...........................................................     (8,906)           (611)
              Materials and supplies........................................................     (5,782)         (8,739)
              Other current assets, excluding deferred income taxes.........................      1,695            (373)
              Current liabilities, excluding short-term debt................................     22,544          18,280
         Other, net.........................................................................       (863)            582
                                                                                              ---------       ---------
     Net cash provided by operating activities..............................................     80,985          70,764
                                                                                              ---------       ---------

Cash flows from investing activities:
     Property acquisitions..................................................................         --         (92,675)
     Property additions.....................................................................    (82,470)        (76,492)
     Property sales and other transactions..................................................      1,904           3,708
     Investment in affiliates...............................................................         --          (8,433)
     Dividend from affiliate................................................................      2,224           3,374
                                                                                              ---------       ---------
     Net cash used for investing activities.................................................    (78,342)       (170,518)
                                                                                              ----------      ---------

Cash flows from financing activities:
     Proceeds from sale of debt securities..................................................    150,000              --
     Repayments of long-term debt...........................................................   (154,073)             --
     Other long-term debt issued............................................................         --          96,637
     Debt issuance costs....................................................................     (3,258)             --
     Issuance of common stock under stock option plans......................................      2,260           3,927
                                                                                              ---------       ---------
     Net cash (used for) provided by financing activities...................................     (5,071)        100,564
                                                                                              ----------      ---------

     Net (decrease) increase in cash and cash equivalents...................................     (2,428)            810
     Cash and cash equivalents, beginning of period.........................................      4,630           5,637
                                                                                              ---------       ---------
     Cash and cash equivalents, end of period...............................................  $   2,202       $   6,447
                                                                                              =========       =========

Supplemental cash flow information: Cash paid during the period for:
         Interest...........................................................................  $   9,566       $   9,333
         Income taxes.......................................................................        227              95


                                The accompanying notes to consolidated financial
                                  statements  are an  integral  part of  these
                                             financial statements.

        WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                  (Unaudited)

                              September 30, 1998


Basis of Presentation

     The consolidated financial statements presented herein present the results of operations of Wisconsin Central Transportation Corporation ("WCTC") and its wholly owned subsidiaries, Wisconsin Central Ltd. ("WCL"), Fox Valley & Western Ltd. ("FV&W"), WCL Railcars, Inc., Sault Ste. Marie Bridge Company ("SSM"), Wisconsin Central International, Inc. ("WCI"), WC Canada Holdings, Inc. and Algoma Central Railway Inc. ("ACRI"). WCTC, through WCI, also holds a 33% equity interest in English Welsh and Scottish Railway Holdings Limited ("EWS"), whose subsidiaries operate railways in Great Britain, a 24% equity interest in Tranz Rail Holdings Limited ("Tranz Rail"), which operates a nationwide railway in New Zealand, and a 33% equity interest in Australian Transport Network Limited ("ATN") which provides all the commercial rail freight service in Tasmania, an island state of Australia. WCTC and its subsidiaries are hereinafter referred to as the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 1997. In the opinion of management, the information provided in these statements reflects all adjustments necessary to present fairly such information. The results of operations for any interim period are not necessarily indicative of the results of operations for an entire year.

Reclassifications

     Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

Comprehensive Income Information

     In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company's comprehensive income consists of (a) net income as reported in the statements of income and
(b) other comprehensive income (loss), which is comprised solely of foreign currency translation adjustments. The Company has not recorded income tax effects of its foreign currency translation adjustments. For the first nine months of 1998, comprehensive income was $55.5 million, as compared to comprehensive income of $51.1 million for the first nine months of 1997. The accumulated amount of other comprehensive income through the date of each balance sheet is presented as a component of stockholders' equity. Comprehensive income will be reported in a separate financial statement in each of the Company's future annual reports.

Sale of Debt Securities

     In January 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission registering $250 million of debt securities for potential issuance to the public. In April 1998, the Company sold $150 million of these debt securities in a public offering to take advantage of the long-term interest rate level as well as the Company's improved creditworthiness. The net proceeds from the sale have been used to repay outstanding borrowings under the Company's bank revolving credit facility. The debt securities mature on April 15, 2008 and bear interest at 6.625% and yield 6.676%. In conjunction with the sale of these securities, the Company incurred $3.3 million in debt issuance costs which will be amortized to interest expense over the life of the debt. Concurrent with the public sale of debt securities, the Company reduced the total capacity under its bank revolving credit facility from $325 million to $175 million.

Canadian National Agreement

     In June 1998, the Company reached a long-term agreement with Canadian National Railway Company ("CN") under which the Company will provide haulage services for CN's carload and bulk commodity trains between Superior, Wisconsin and Chicago. The agreement is for 20 years and is renewable. The agreement calls for accelerated transit times, includes a performance-based fee structure, and provides for capacity improvements which the Company expects to make in its Superior-Chicago corridor. The Company began providing service under this agreement in August 1998.

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

Safety Compliance Agreement with FRA

     In February 1998, WCL and FV&W agreed to a one year extension period for the voluntary cooperative Safety Compliance Agreement with the Federal Railroad Administration ("FRA") pursuant to the Safety Assurance and Compliance Program ("SACP") which was originally entered into in February 1997. The SACP is a program to permit railroads and the FRA to develop and monitor agreed upon programs to improve safety conditions on a systematic basis throughout a railroad. The SACP is focusing on improving track conditions, inspection procedures and training for railroad employees. As a result of the Safety Compliance Agreement, the Company increased capital expenditures in 1997 to improve safety and increase the utility of its track. The Company also incurred certain additional operating expenses related to the disruption of regular train service while the track improvements were made. The Company expects the increased level of capital spending to continue during the one-year extension period of the Safety Compliance Agreement.

ATN Acquisition

     In November 1997 the Company led a consortium which acquired the government-owned rail business in Tasmania, an island state of Australia, for approximately $15.4 million in a privatization transaction. The Company owns approximately 33% of the Australian company, ATN, which provides all the commercial rail freight service in Tasmania over a 460 route mile rail system. The Company invested approximately $5.1 million in ATN. The purchase was funded through borrowings under existing revolving credit facilities.

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

Waukesha Environmental Matter

     On April 2, 1996, WCL received a request for documents from the U.S. Department of Justice ("DOJ") relating to the demolition of a foundry and roundhouse on WCL's property in Waukesha, Wisconsin, performed by contractors for WCL in 1993. A request for additional documents was received on November 21, 1996. WCL has complied with the requests. Previously, in March 1994, WCL had received a Notice of Violation of the Clean Air Act (the "Act") and the National Emission Standard for Asbestos (the "Asbestos NESHAP") promulgated thereunder from the United States Environmental Protection Agency ("EPA") in connection with the demolition. The Notice of Violation alleged that WCL violated the Clean Air Act and the Asbestos NESHAP because of the failure of the demolition contractor hired by WCL to provide notice of its intent to demolish a building containing asbestos and the failure of the contractor to have on the site during demolition an authorized representative trained in NESHAP. The Notice of Violation did not specify any penalty or demand any relief. The EPA held a conference with WCL on April 11, 1994 to discuss the Notice of Violation prior to a determination of any enforcement action to be taken under section 113 of the Act. WCL has not been informed whether the 1996 request for documents is related to the 1994 Notice of Violation. In June 1997, WCL was notified by the EPA that the DOJ had determined there was no cause to seek criminal prosecution against WCL or any individual employee. On March 10, 1998, the Company received notice that the DOJ is considering a federal court action against WCL seeking injunctive relief and civil penalties in an unspecified amount, unless the matter is settled. On November 9, 1998, WCL executed a Consent Decree with the EPA and the DOJ settling this matter. The Decree is currently circulating for the signatures of all parties. While settlement appears certain, WCL will defend itself vigorously if a settlement is not possible. If it were to be determined that WCL violated the Asbestos NESHAP or the Act, WCL could be subject to fines of up to $25,000 per day for each violation.

BOCT Complaint

     On June 4, 1993, WCL was served with a complaint filed by the Baltimore & Ohio Chicago Terminal Railway Company ("BOCT") in the United States District Court for the Northern District of Illinois, Eastern Division. In its complaint, the BOCT claimed that WCL owed BOCT for intermediate switching and car hire reclaim charges allegedly incurred from July 1988 through February 1993. Arbitration hearings were held in 1995, and in June 1996 the arbitration panel ruled in favor of BOCT. The arbitration panel's ruling awarded BOCT $16.8 million of disputed switching and car hire reclaim charges, and $2.5 million of interest relating to such charges. Additional interest of $2.2 million has been accrued on the unpaid award amount through September 30, 1998.

     In April 1997, WCL filed a petition with the Surface Transportation Board ("STB") contesting substantially all BOCT switching charges. That matter is pending before the STB. The U.S. District Court issued a final ruling on the case affirming the arbitration award on August 28, 1997. WCL appealed this ruling to the U.S. Court of Appeals in September 1997. Along with the appeal, WCL posted a $23.5 million letter of credit to cover amounts which may be payable to BOCT if all appeals are unsuccessful. In August 1998, the Court of Appeals affirmed the District Court's ruling and in October 1998 denied WCL's petition for rehearing. WCL is currently reviewing the possibility of filing a Writ of Certiorari with the U.S. Supreme Court.
Separately, during the U.S. District Court proceedings, WCL was authorized to pursue with the STB various matters included in the dispute.

Item 2 - Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations


     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included herein.

Results of Operations: Third Quarter 1998 Compared to Third Quarter 1997

     The Company's net income for the quarter ended September 30, 1998 was $19.4 million compared to $21.4 million for the same period in 1997.

     Operating revenues. Operating revenues during the quarter ended September 30, 1998 were $88.8 million, or 4% higher then the year ago quarter. Gross revenues for the quarter ended September 30, 1998 increased in four of six commodity groups, compared with the same period in 1997. Volume, as measured by carloads handled (including as a carload each trailer or container), for the quarter ended September 30, 1998 approximated 139,400 carloads compared with approximately 142,600 carloads in 1997.

     Gross revenues for paper and other forest products increased by 3%, primarily due to the Company's increased market share of lumber shipments originating in Canada, as well as an increased market share for shipments of paper by rail versus truck. Volume and gross revenues for industrial products increased by 4% and 7%, respectively, primarily due to increased market share of rail shipments of petroleum coke in the Company's operating territory. Food and grain volume and gross revenues increased by 18% and 20%, respectively, primarily due to increased corn shipments in the Company's operating territory.

     Gross revenues for minerals decreased by 7% primarily due to a decrease in metallic ore shipments, partially offset by increased shipments of aggregates. The third quarter 1997 included approximately 6,600 carloads of metallic ore handled under a five year transportation agreement that was scheduled to terminate in 1999. No carloads were handled under this agreement in the third quarter of 1998. As discussed in the Notes to Consolidated Financial Statements, the Company's rights under this transportation agreement were sold in the first quarter of 1998. In addition, a major customer of ACRI closed an iron ore mining operation in Canada in July 1998.

     Volume and gross revenues for intermodal shipments decreased by 34% and 43%, respectively, primarily due to the conversion of approximately 4,900 intermodal units to a haulage arrangement. Intermodal units subject to this haulage agreement are not included in the Company's carload volume. Intermodal haulage revenue of approximately $0.9 million for the third quarter of 1998 is included in operating revenues.

     As discussed in the Notes to Consolidated Financial Statements, the Company began providing haulage services in August 1998 for CN's carload and bulk commodity trains between Superior, Wisconsin and Chicago. Operating revenues for the third quarter of 1998 include $3.1 million related to this new service.

     Operating expenses. Operating expenses for the third quarter of 1998 were $62.5 million, an increase of $0.6 million or 1% compared to last year. The increase is attributable primarily to an increase in labor costs offset by reductions in casualty costs and property tax expense. The Company's operating ratio (operating expenses as a percentage of operating revenues) was 70.3% in the third quarter of 1998, compared to 72.6% in the third quarter of 1997. Operating income for the third quarter of 1998 was $26.4 million, $3.0 million or 13% higher than last year.

     Labor expense increased by $4.0 million or 16% in the third quarter of 1998 as compared to the same period in 1997 primarily due to an increase in the profit based incentive plan provision based upon the Company's improved operating income. Casualty costs decreased by $1.9 million or 68% in the third quarter of 1998 primarily due to a reduction in personal injury claim costs as compared to the same period in 1997. Property tax expense decreased by $1.2 million in the third quarter of 1998 due to a successful appeal of property tax assessments for the tax years 1994 through 1997.

     Interest expense and income taxes. Interest expense increased $0.5 million in the third quarter of 1998 to $4.3 million, primarily due to the increased borrowings related to the higher capital spending programs, as well as a slightly higher effective interest rate as a result of the $150 million sale of public debt securities as discussed in the Notes to Consolidated Financial Statements.

     The income tax provision for the third quarter of 1998 was $8.9 million, an increase of $1.0 million from the third quarter of 1997, due to an increase in pre-tax income.

     Equity in net income of affiliates. The Company's 1998 third quarter results included equity in net income of its affiliates of $5.8 million as compared to $9.4 million for the same period of 1997. The third quarter 1998 equity in net income of affiliates amount consists of contributions from EWS of $5.2 million versus $8.3 million in the same quarter a year ago; from Tranz Rail of $0.3 million, versus $1.1 million in the same quarter a year ago; and from ATN of $0.3 million. ATN began operations in November 1997 as discussed in the Notes to Consolidated Financial Statements.

     EWS's third quarter 1998 operating revenues increased by 8% over the year ago quarter primarily as a result of the acquisition of Railfreight Distribution ("RfD") in November 1997 and the acquisition of the National Power ("NP") rail unit in March 1998. Excluding the contributions from RfD and the NP rail unit, operating revenues decreased by 5% as compared to the year ago quarter. This decrease is primarily the result of recently renegotiated transportation contracts which reduced freight rates to competitive market levels.

     EWS's operating expenses for the third quarter 1998 increased by 22% over the year ago quarter primarily as a result of the acquisitions of RfD and the NP rail unit. Excluding the operating expenses added by these acquisitions, operating expenses increased by 6% over the year ago quarter. This increase is primarily due to favorable adjustments recorded in the third quarter of 1997 related to EWS's finalization of a new track access contract. Excluding these favorable adjustments in the third quarter of 1997, and excluding the effects of RfD and the NP rail unit, EWS's operating expenses for the third quarter of 1998 were slightly less than the year ago quarter.

     The decrease in Tranz Rail's contribution is largely the result of continued softness in the New Zealand and Asian economies. As measured in NZ dollars, Tranz Rail's operating revenues for the third quarter of 1998 were slightly below the year ago quarter, while operating expenses increased by 4%. This increase is primarily the result of increased depreciation expense related to capital improvement work recently undertaken by Tranz Rail. As measured in NZ dollars, net interest expense increased by 125% in the third quarter of 1998 due to higher levels of debt related to the increased capital spending. Also contributing to the decrease in Tranz Rail's contribution is the decline in the average value of the New Zealand dollar versus the U.S. dollar which was US $0.51 per NZ dollar this year vs. US $0.65 per NZ dollar in last year's quarter or a decline of 22%.

Results of Operations: Nine Months of 1998 Compared to Nine Months of 1997

     The Company's net income for the nine months ended September 30, 1998 was $58.9 million compared to $59.7 million for the same period in 1997.

     Operating revenues. Operating revenues during the nine months ended September 30, 1998 were $257.7 million compared with $250.4 million for the same period in 1997. Gross revenues for the nine months ended September 30, 1998 increased in three of six commodity groups, compared with the same period in 1997. Volume, as measured by carloads handled, for the nine months ended
September 30, 1998 approximated 414,400 carloads compared with approximately 425,800 carloads in 1997.

     Volume and gross revenues for paper and other forest products increased by 2% and 5%, respectively, primarily due to the Company's increased market share of lumber shipments originating in Canada, woodfiber for the paper industry and continued strong demand for coated paper. Volume and gross revenues for industrial products increased by 8% and 11%, respectively, primarily due to increased demand for inbound unfinished steel for a major customer of ACRI, as well as increased market share of rail shipments of petroleum coke in the Company's operating territory. Food and grain volume and gross revenues increased by 9% and 12%, respectively, primarily due to increased corn shipments in the Company's operating territory.

     Gross revenues for minerals decreased by 7% primarily due to a decrease in metallic ore shipments, partially offset by increased shipments of aggregates. The nine months of 1997 included approximately 22,400 carloads of metallic ore handled under a five year transportation agreement that was scheduled to terminate in 1999. No carloads were handled under this agreement in the nine months of 1998. As discussed in the Notes to Consolidated Financial Statements, the Company's rights under this transportation agreement were sold in the first quarter of 1998. In addition, a major customer of ACRI closed an iron ore mining operation in Canada in July 1998. Volume for the nine months of 1998 included metallic ore shipments for a full nine months from the Company's Duck Creek North lines which were acquired on January 27, 1997.

     Volume and gross revenues for intermodal shipments decreased by 33% and 37%, respectively, primarily due to the conversion of approximately 17,500 intermodal units to a haulage arrangement. Intermodal units subject to this haulage agreement are not included in the Company's carload volume. Intermodal haulage revenue of approximately $3.1 million for the nine months of 1998 is included in operating revenues.

     As discussed in the Notes to Consolidated Financial Statements, the Company began providing haulage services in August 1998 for CN's carload and bulk commodity trains between Superior, Wisconsin and Chicago. Operating revenues for the nine months of 1998 include $3.1 million related to this new service.

     Operating expenses. Operating expenses for the nine months of 1998 were $191.5 million, or 0.3% higher then the year ago period. Operating expenses for 1998 included increases in labor and depreciation, offset by decreases in equipment rents, property taxes and fuel costs. The Company's operating ratio (operating expenses as a percentage of operating revenues) was 74.3% for the nine months of 1998, compared to 76.2% for the same period of 1997. Operating income for the nine months of 1998 was $66.3 million, $6.7 million or 11% higher than last year.

     Labor expense increased by $9.0 million or 12% in the nine months of 1998 as compared to the same period in 1997 primarily due to an increase in the profit based incentive plan provision based upon the Company's improved operating income, an average 3% increase in wages and salaries granted to employees at the beginning of the year, and a 4% increase in the work force in anticipation of higher business volumes. Depreciation increased by $1.7 million or 13% primarily due to higher capital spending programs related to the Safety Compliance Agreement with the FRA and the Duck Creek North Acquisition, both discussed in the Notes to Consolidated Financial Statements. Net equipment rent expense decreased by $6.2 million or 27% for the nine months of 1998, primarily due to a 16% reduction in transit times as a result of improved operating performance, as well as a 49% reduction in intermodal equipment lease costs due to the conversion of approximately 17,500 intermodal units to a haulage arrangement. Property tax expense decreased by $2.0 million or 47% due primarily to a successful appeal of property tax assessments for the tax years 1994 through 1997 as well as lower assessments for 1998. Fuel expense decreased by $1.4 million or 8% in the nine months of 1998 compared with the same period of 1997 primarily as a result of a 10% decrease in fuel prices.

     Interest expense and income taxes. Interest expense increased $2.1 million in the nine months of 1998 to $12.8 million, primarily due to the increased borrowings to finance the Duck Creek North Acquisition and the higher capital spending programs, as well as a slightly higher effective interest rate as a result of the $150 million sale of public debt securities as discussed in the Notes to Consolidated Financial Statements.

     The income tax provision for the nine months of 1998 was $23.7 million, an increase of $3.9 million from the same period of 1997, due to an increase in pre-tax income.

     Equity in net income of affiliates. The Company's results for the nine months of 1998 included equity in net income of its affiliates of $22.8 million as compared to $29.6 million for the same period of 1997. The nine months of 1998 equity in net income of affiliates amount consists of contributions from EWS of $18.7 million versus $22.9 million for the same period a year ago; from Tranz Rail of $3.7 million, versus $6.7 million for the same period a year ago; and from ATN of $0.3 million. ATN began operations in November 1997 as discussed in the Notes to Consolidated Financial Statements.

     EWS's operating revenues for the nine months of 1998 increased by 7% over the year ago period primarily as a result of the acquisitions of RfD and the NP rail unit. Excluding the contributions from RfD and the NP rail unit, operating revenues decreased by 5% compared to the year ago period. This decrease is primarily the result of recently renegotiated transportation contracts which reduced freight rates to competitive market levels. EWS's operating expenses for the nine months of 1998 increased by 13% over the year ago period primarily as a result of the acquisitions of RfD and the NP rail unit. Excluding the operating expenses added by these acquisitions, operating expenses decreased by 2% as compared to the year ago period.

     The decrease in Tranz Rail's contribution is largely the result of continued softness in the New Zealand and Asian economies. As measured in NZ dollars, Tranz Rail's operating revenues and operating expenses for the nine months of 1998 were slightly below the year ago period. Net interest expense and amortization of deferred financing costs increased by 141% in the nine months of 1998 due to higher levels of debt related to increased capital spending. Also contributing to the decrease in Tranz Rail's contribution is the decline in the average value of the New Zealand dollar versus the U.S. dollar which was US $0.54 per NZ dollar for the nine months 1998 vs. US $0.68 per NZ dollar in last year's period or a decline of 21%.

Financial Condition: September 30, 1998 Compared to December 31, 1997

     The Company generated cash in the amount of $87.4 million during the first nine months of 1998 from operations, cash dividends received from Tranz Rail, the sale of assets and equity issuances. These resources, as well as cash on hand, were used to finance capital-related expenditures of $82.5 million, debt issue costs of $3.3 million related to the sale of public debt securities discussed in the Notes to Consolidated Financial Statements and repayment of long-term debt of $4.1 million.

     The Company had $276.7 million of total debt outstanding at September 30, 1998, which constituted 39.3% of its total capitalization, compared to $280.8 million of total debt outstanding at December 31, 1997, or 43.2% of its total capitalization. At September 30, 1998, the Company's aggregate unused borrowing availability under its loan facilities totaled $44.5 million.

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

Year 2000

     In 1997 WCTC began to assess and modify its computer systems so that they can process transactions involving the Year 2000 and beyond. Costs to modify these systems are currently estimated to be $1.6 million and are expensed as incurred. Approximately $0.6 million was spent through September 30, 1998. In addition the Company plans to replace certain hardware and systems with a total cost estimated to be approximately $1 million. Through September 30, 1998, approximately $0.2 million of this amount has been spent and capitalized. Estimates of the remaining costs are expected to become more precise as the Company refines its Year 2000 assessment by the end of this year. The Company plans to use a third party consulting firm to assist it in this assessment. As of September 30, 1998, approximately two-thirds of the Company's systems have been modified, and the remaining systems are expected to be modified by the middle of 1999. Testing of the Company's Year 2000 modifications began earlier this year and will continue throughout 1999.

     Railroad Operating Systems - The Company's wholly owned operating subsidiaries lease or license certain railroad operating systems from Union Pacific Technologies ("UPT"), a division of the Union Pacific Corporation. These systems represent a significant portion of the Company's total systems and UPT has the responsibility for making such systems Year 2000 compliant. UPT reported that approximately 90% of the systems leased or licensed from them by the Company are Year 2000 compliant with the remainder scheduled to become Year 2000 compliant by March 31, 1999. The Company generally incurs no additional charges from UPT for making their systems Year 2000 compliant. UPT, along with the Company, will continue to review and test these systems throughout 1999.

     Financial and Administrative Systems - The Company generally utilizes off-the-shelf software which it runs on IBM AS/400 hardware for its financial and administrative systems. In addition, the IBM AS/400 platform along with personal computers, including client-server systems, are utilized in a variety of ways throughout the operations of the Company. This hardware and software is expected to be modified or replaced by the middle of 1999 and tested throughout that year.

     Electronic Interchange - WCTC has electronic exchange of information with customers, vendors, other railroads, and financial institutions. The railroad industry has agreed to a standard 4-digit year for all electronic interchanges which the Company expects to be able to use by March 31, 1999. In addition, the Company is in the process of contacting other parties with whom it exchanges data to determine the status of their Year 2000 modification efforts. The Company expects to be able to process electronic interchange transactions in existing formats with proper interpretation of the century date by the middle of 1999. The Company is working with UPT in testing the new standard with other railroads and with its trading partners.

     Vendor Supplied and Embedded Systems - In addition to traditional computer hardware and software, the Company utilizes a variety of vendor supplied equipment, machinery and systems which contain embedded systems or software that could experience Year 2000 problems. The Company is contacting and working with its suppliers on those items that are critical to operations or safety related and with other railroads on those items that are common to the industry. As of September 30, 1998, these efforts are approximately one-third complete with the remainder expected to be substantially completed by the middle of 1999. Testing will continue throughout the remainder of 1998 and 1999.

     Contingency Plans - The Company plans to develop and have in place contingency plans for areas of particular concern by the end of the third quarter of 1999.

     WCTC believes that its systems will be successfully and timely modified . However the failure to do so, or the failure to become Year 2000 compliant on the part of third parties with whom the Company does business or is dependent upon, could materially impact the operations and financial results of the Company for the Year 2000.

     The Company's international affiliates are also dealing with Year 2000 compliance. The Company's investments in those affiliates and its equity in their earnings could be affected by the success or failure of their Year 2000 efforts.

     EWS - EWS is replacing approximately one-third of its information systems with Year 2000 compliant systems, retiring some non-compliant systems, and remediating the remainder of its systems so that they will be Year 2000 compliant. EWS projects that it will be Year 2000 compliant on all critical systems, components and processes by June 1999. EWS's expenditures for Year 2000 compliance were approximately $1.3 million through September 30, 1998, and it estimates that an additional $8.6 million will be required, in addition to the cost of replacement systems. The railway system used by EWS is owned and operated by Railtrack, and EWS's operations and financial results could be materially adversely affected if Railtrack fails to achieve Year 2000 compliance. Railtrack has indicated that it will be Year 2000 compliant, and EWS is maintaining close liaison with Railtrack's Year 2000 program. EWS is developing contingency plans within each of its business areas and with key customers to deal with problems that may arise out of Year 2000 non-compliance.

     Tranz Rail - Tranz Rail is replacing its core financial systems with a new system that is Year 2000 compliant and updating its other systems to be Year 2000 compliant. Tranz Rail reports that it expects to be substantially Year 2000 compliant by December 31, 1998. Tranz Rail's capital expenditures for new financial systems and Year 2000 compliance were approximately NZ$14.0 million through June 30, 1998, and it estimates that an additional NZ$6.0 million of such expenditures will be required. Tranz Rail plans to develop contingency plans to cover unexpected failures of essential supplies or undetected internal process faults should they occur.

     Both the Company and its affiliates could be adversely affected, directly and indirectly, by any general disruption in business activity that results from actual or feared failures related to Year 2000 problems.

Disclaimer Regarding Forward-Looking Statements

     This report contains certain statements that are "forward-looking", within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other matters, the beliefs, expectations, plans and estimates of the Company with respect to certain future events, including without limitation matters discussed under "Year 2000", the impact of governmental regulation, the impact of litigation and regulatory proceedings, the actions to be taken by others and similar expressions concerning matters that are not historical facts. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.

                        PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     The exhibit set forth on the accompanying Index to Exhibits are filed as part of this report.

     The Company filed a report on Form 8-K dated August 12, 1998, reporting that the Company had increased the size of its Board of Directors and that two Directors were elected to fill the resulting vacancies.

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


                                                WISCONSIN CENTRAL TRANSPORTATION
                                                CORPORATION


Date: November 13, 1998                    By:  /s/ Walter C. Kelly
                                                --------------------------------
                                                    Walter C. Kelly
                                                    Vice President, Finance
                                                    and Chief Accounting Officer

                              INDEX TO EXHIBITS


                                                                    Sequentially
                                                                      Numbered
Exhibit No.                      Description                            Page
----------                  -----------------------                     ----

    27                      Financial Data Schedule                      19