Form 10-K405
period 1998-12-31
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 1999-03-30
CIK 874213

================================================================================

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          --------------------------


                                   FORM 10-K

               [X] Annual report pursuant to Section 13 or 15(d)
          of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

                                      or

         [ ] Transition report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the transition period
                 from                    to
                      ------------------    ------------------
                        Commission File Number 0-19150
                                               -------

                       WISCONSIN CENTRAL TRANSPORTATION
                                  CORPORATION
          ----------------------------------------------------------

            (Exact name of registrant as specified in its charter)

                   Delaware                                    36-3541743
         ----------------------------                    ----------------------
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                   Identification Number)

      6250 North River Road, Suite 9000
             Rosemont, Illinois                                  60018
    --------------------------------------                   --------------
   (Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number,
          including area code:                               (847) 318-4600


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

                     X    YES                   NO
                  -------                ------

Indicate by check X if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value (based on the closing sales price on March 24, 1999 as reported by NASDAQ) of the voting stock of the registrant beneficially held by non-affiliates of the registrant was approximately $556.7 million. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that such directors and executive officers are "affiliates" of the registrant, as that term is defined under the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of the
Registrant's Common Stock as of March 24, 1999:              51,145,644 shares

                      Document Incorporated by Reference

Certain information in the registrant's Proxy Statement for its Annual Meeting to be held May 20, 1999, to be filed pursuant to Regulation 14A, is incorporated by reference in Part III hereof.

================================================================================

                               TABLE OF CONTENTS


                                                                                       Page
                                                                                       ----

      Disclaimer Regarding Forward-Looking Statements                                   1

                                    PART I

 Item
------

 1.   Business.......................................................................   1
 2.   Properties.....................................................................   9
 3.   Legal Proceedings..............................................................  11
 4.   Submission of Matters to a Vote of Security Holders............................  13
      Executive Officers of the Registrant...........................................  13

                                    PART II

 5.   Market for the Registrant's Common Equity and Related Stockholder Matters......  15
 6.   Selected Financial Data........................................................  16
 7.   Management's Discussion and Analysis of Financial Condition and
      Results of Operations..........................................................  18
7A.   Quantitative and Qualitative Disclosures About Market Risk.....................  28
 8.   Financial Statements and Supplementary Data....................................  29
 9.   Changes in and Disagreements with Accountants on Accounting and Financial
      Disclosure.....................................................................  52

                                   PART III

10.   Directors and Executive Officers of the Registrant.............................  52
11.   Executive Compensation.........................................................  52
12.   Security Ownership of Certain Beneficial Owners and Management ................  52
13.   Certain Relationships and Related Transactions.................................  52

                                    PART IV


14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................  53

                DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS
                -----------------------------------------------

     This report contains certain statements that are "forward-looking", within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other matters, the beliefs, expectations, plans and estimates of the Company with respect to certain future events, including without limitation matters discussed under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000", the impact of governmental regulation, the impact of litigation and regulatory proceedings and the actions to be taken by others (including collective bargaining organizations) and similar expressions concerning matters that are not historical facts. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.

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

     WCTC is a holding company which conducts its business through subsidiaries and minority-owned corporations. Its North American rail business is conducted through its wholly owned consolidated subsidiaries, Wisconsin Central Ltd. ("WCL"), Fox Valley & Western Ltd. ("FV&W"), WCL Railcars, Inc., Sault Ste. Marie Bridge Company ("SSM"), WC Canada Holdings, Inc. ("WCCHI") and Algoma Central Railway Inc. ("ACRI"). Its transportation business in the United Kingdom, New Zealand and Australia (referred to herein as "international business") is conducted by Wisconsin Central International, Inc. ("WCI"), another wholly owned consolidated subsidiary, and its minority-owned affiliates in each of those countries. WCTC and its subsidiaries are referred to together as the "Company".

     The Company's North American business began in 1987 when it was formed to acquire a rail system of approximately 2,000 route miles in Wisconsin, the Upper Peninsula of Michigan, northeastern Illinois and eastern Minnesota from another railroad. The Company began freight operations with approximately 600 employees, 85 locomotives and 2,900 railcars. Since 1987, the Company has acquired additional rail lines in Wisconsin, Michigan and Ontario and increased its business from new and continuing customers. At December 31, 1998, the Company's North American rail system comprised approximately 2,855 route miles, and it had approximately 2,270 employees, 244 locomotives and 13,400 railcars. The railroad's principal gateways are Chicago, Duluth/Superior, Green Bay, Milwaukee, Minneapolis/St. Paul and Sault Ste. Marie, Ontario. These gateways permit the Company to connect with other railroads serving these locations. See "North American Business".

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

Developments Since January 1, 1998
----------------------------------

Sale of Debt Securities

     In January 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission registering $250 million of debt securities for potential issuance to the public. In April 1998, the Company sold $150 million of these debt securities in a public offering to take advantage of the long-term interest rate level as well as the Company's improved creditworthiness. The net proceeds from the sale were used to repay outstanding borrowings under the Company's bank revolving credit facility. The debt securities mature on April 15, 2008 and bear interest at 6.625% and yield
6.676%. In conjunction with the sale of these securities, the Company incurred $3.3 million in debt issuance costs which are being amortized to interest expense over the life of the debt. Concurrently with the public sale of debt securities, the Company reduced the total capacity under its bank revolving credit facility from $325 million to $175 million.

Canadian National Agreement

     In June 1998, the Company reached a 20 year agreement with Canadian National Railway Company ("CN") under which the Company provides haulage services for CN's carload and bulk commodity trains between Superior, Wisconsin and Chicago. The agreement includes a performance-based fee structure. The Company expects to make capacity improvements to meet its obligations under this agreement. The Company began providing service under this agreement in August 1998. Revenue from this haulage agreement totaled $8.7 million in 1998.

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

Safety Compliance Agreement with FRA

     In February 1998, WCL and FV&W agreed to a one year extension period for the voluntary cooperative Safety Compliance Agreement with the Federal Railroad Administration ("FRA") pursuant to the Safety Assurance and Compliance Program ("SACP") which was originally entered into in February 1997. The SACP is a program to permit railroads and the FRA to develop and monitor agreed upon programs to improve safety conditions on a systematic basis throughout a railroad. The SACP focus is on improving track conditions, inspection procedures and training for railroad employees. As a result of the Safety Compliance Agreement, the Company increased capital expenditures to improve safety and increase the utility of its track. The Company also incurred certain additional operating expenses related to the disruption of regular train service while the track improvements were made. The SACP expired in February 1999 and was not renewed.

Aqaba Railway Company

     In November 1998, the Company announced that a consortium including WCI was named as the preferred bidder for a 25 year concession contract to operate the assets of the Aqaba Railway Company ("ARC") which is currently owned by the Government of Jordan ("GOJ"). The ARC system includes approximately 300 kilometers of railroad trackage that primarily serves the Jordan Phosphates Mines Company ("JPMC") hauling phosphate, sulphur and phosphoric acid. As preferred bidder, the consortium is negotiating a final concession agreement with the GOJ and a final transportation agreement with JPMC. If an agreement is reached, the Company expects to make an investment in the concession company of up to approximately $9.0 million over two years for an approximate 33% share. The funds for the Company's investment will be derived from internally generated funds and borrowings under existing credit facilities.

North American Business
-----------------------

     Operations

     The Company's North American business has grown over the past five years as a result of acquisitions and increased business from customers as shown in the following table:



                                       1998          1997        1996            1995        1994
                                     ---------    ---------   ---------       ---------   ---------

Operating revenues (in thousands)    $ 344,062    $ 333,510   $ 278,397 (1)   $ 264,127   $ 211,839
   Annual growth                           3.2%        19.8%        5.4%           24.7%       39.5%
Total carloads (number)                547,662      565,625     464,149         436,286     358,825
   Annual growth                         (3.2)%        21.9%        6.4%           21.6%       39.4%
Average number of employees              2,309        2,254       2,086           1,970       1,575
   Annual growth                           2.4%         8.1%        5.9%           25.1%       32.9%
Operating ratio (2)                       73.3%        76.7%       81.3%           75.7%       73.9%

------------------
(1) Excludes the disputed switching charges of $13.3 million discussed in Note 17 to the consolidated financial statements included in Item 8.
(2) Operating ratio represents operating expenses as a percentage of operating revenues. The 1996 percentage excludes the disputed switching charges of $13.3 million discussed in Note 17 to the consolidated financial statements included in Item 8.

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

     The following table summarizes the Company's North American work force by function:

                          Average Number of Employees

                                                               Year Ended December 31,
                                                               -----------------------
                                                       1998     1997     1996     1995     1994
                                                       -----    -----    -----    -----    -----

General and administrative.......................        173      175      175      176      150
Engineering (maintenance of way).................        781      761      640      580      463
Mechanical (maintenance of equipment)............        448      438      411      414      332
Transportation...................................        907      880      860      800      630
                                                       -----    -----    -----    -----    -----
     Total.......................................      2,309    2,254    2,086    1,970    1,575
                                                       =====    =====    =====    =====    =====

     The Company serves a competitive market area in North America which demands consistent, high quality train service. The Company's North American rail network is divided into 14 main lines and 17 secondary lines. Main lines are those with the heaviest use, while secondary lines provide service to on-line customers. Train service is provided seven days per week on main lines and five or six days per week on secondary lines. The Company's train service is designed to provide a flow of cars from key origination points at least once every 24 hours. This flow moves on scheduled trains between specified locations, exchanging or adding cars at each stop.

     Under the current regulatory framework in North America, shipments by rail may move either under a tariff or under a transportation contract. Shipments performed under contract, generally one year in duration, make up approximately two-thirds of the Company's North American business. These contracts generally have cost escalation clauses based on various indices that are representative of the related costs. The Company's transportation contracts also typically provide that a specified percentage of a customer's particular commodity must be shipped pursuant to the contract. Payments are due from customers upon receipt of billing. In general, where a shipment involves more than one railroad, the carrier delivering to the final destination receives and then distributes payment for all of the participating carriers. Payments due to and from other railroads are netted on a monthly basis.

     Customers and Traffic

     The volume of the Company's North American business, as measured by carloads handled (including as a carload each loaded trailer or container), was 547,662 carloads (excluding haulage traffic) in 1998 generating $323.1 million in gross freight revenues. Of these carloads, 90.1% were originating or terminating business (i.e. business to or from a point on the Company's lines) or local business (i.e., business which both originates and terminates on the Company's lines). This percentage is higher than in 1997 (84.9%) due primarily to the conversion of certain intermodal overhead traffic to a haulage arrangement in late 1997. The Company believes that this high percentage of originating, terminating and local business gives its traffic added stability, due to the Company's marketing-oriented approach and its ability to customize service for customers within its territory. The remainder of the Company's North American business was overhead business. Overhead business is received from other railroads at interchange points in the Company's territory and moved to another point in the territory for interchange to another railroad. The Company's ability to handle certain overhead business is restricted by contract. See Item 2. "Properties".

     The following table shows the composition of the Company's North American 1998 traffic by class:

                             1998 Volume by Class

                  Carloads      Gross Freight Revenues
               ---------------  -----------------------
                         % of    Dollars in      % of
               Number   Total     millions      Total
               -------  ------  -------------  --------

Local........  206,935   37.8%     $ 79.3         24.5%
Originating..  102,603   18.7        78.3         24.2
Terminating..  184,167   33.6       137.0         42.4
Overhead.....   53,957    9.9        28.5          8.9
               -------  -----      ------        -----
 Total.......  547,662  100.0%     $323.1        100.0%
               =======  =====      ======        =====

     The 25 largest customers of the Company's North American business accounted for approximately 65.5% of its volume and 63.5% of its gross freight revenues in 1998. Ten shippers (Consolidated Papers, Inc., Cleveland-Cliffs, Inc., The Mead Corporation, Champion International Corp., Quad/Graphics, Algoma Steel Inc., Georgia Pacific Corp., Kimberly Clark Corp., Tenneco Packaging and Appleton Papers) accounted for approximately 44.5% of the Company's gross freight revenues in North America in 1998. The Company's volume is subject to general economic conditions and specific situations within customers' respective industries as well as generally to the effects of competition.

     Commodities Base

     The Company transports a wide variety of commodities for its North American customers. The following table summarizes the Company's North American volume for 1998 by commodity group. A discussion of the individual commodity groups follows the table.

                           1998 Commodity Group Mix

                                      Carloads      Gross Freight Revenues
                                   ---------------  -----------------------
                                             % of    Dollars in      % of
                                   Number   Total     millions      Total
                                   -------  ------  -------------  --------

Minerals.........................  235,469   43.0%      $ 91.8        28.4%
Paper and other forest products..  152,770   27.9        136.1        42.1
Intermodal.......................   52,671    9.6         10.4         3.2
Industrial products..............   58,492   10.7         50.7        15.7
Food and grain...................   27,533    5.0         19.0         5.9
Other............................   20,727    3.8         15.1         4.7
                                   -------  -----       ------       -----
 Total...........................  547,662  100.0%      $323.1       100.0%
                                   =======  =====       ======       =====

     Minerals. Minerals accounted for 43.0% of the Company's North American volume and 28.4% of its gross freight revenues in 1998. The principal minerals hauled by the Company in its North American operations are metallic ore, coal, clay products and roofing granules. Metallic ore consists primarily of shipments to steel producers in Ontario and Ohio as well as shipments to Escanaba, Michigan for transloading to lake vessels. Prior to November 1997, the Company, together with another railroad, also handled metallic ore movements from the upper Midwest to Geneva Steel's plant in Utah under a five year contract which was to end in 1999. In March 1998, the Company sold its rights under this contract for $5.4 million as described under "Developments Since January 1, 1998."

     Low sulfur coal is carried inbound to electric utility plants in Wisconsin and high sulfur coal is carried inbound to paper companies and other industries in Wisconsin. Inbound clay products are used in paper production by the Company's customers. Outbound roofing granules originate at manufacturing facilities in Wisconsin. Other mineral products carried by the Company are sand and stone.

     Paper and Other Forest Products. Paper and other forest products accounted for 27.9% of the Company's North American volume and 42.1% of its gross freight revenues in 1998. Paper and other forest products carried by the Company include a wide variety of paper products, woodpulp, pulpboard (a packaging material), lumber and wood fibers. The Company provides direct rail service to major woodpulp and paper manufacturers in central and northeastern Wisconsin, the Upper Peninsula of Michigan and Ontario. The distribution and marketing patterns for different types of forest products vary, as do the seasonality and cyclicality of the markets. Much of the Company's forest products business generally follows the cycles of the paper business. Generally, this commodity grouping is influenced by the paper production levels in the territories the Company serves.

     Intermodal. Intermodal volume consists of over-the-road trailers and shipping containers hauled on railroad flat cars. The trailer and container business handles truck-competitive, time-sensitive commodities. This business represented 9.6% of the Company's North American volume and 3.2% of its gross freight revenues in 1998. The Company has intermodal facilities in Chicago, Illinois and in Arcadia, Green Bay, Neenah and Stevens Point, Wisconsin. In April 1996, the Company joined with CN to create a joint rate intermodal service agreement that provides U.S. and Canadian customers with transit time savings in the Chicago/Western Canada corridor by utilizing the Company's lines which offer the shortest mileage from Chicago to Superior. In November 1997, the Company and CN converted the joint rate intermodal service agreement to a haulage arrangement. Intermodal units subject to the haulage agreement with CN are not included in the Company's business volume. Revenue from the haulage agreement is included in other operating revenues.

     Industrial Products. Industrial products accounted for 10.7% of the Company's North American volume and 15.7% of its gross freight revenues in 1998. Industrial products hauled by the Company include chemicals and petroleum products, which are hauled inbound to paper companies and fertilizer distributors served by the Company, and steel, which is hauled primarily from Canadian producers to various points throughout North America.

     Food and Grain. Food and grain products totaled 5.0% of the Company's North American volume and 5.9% of its gross freight revenues in 1998. Corn, barley, malt and canned and frozen vegetables make up the bulk of this group.

     Other. Other commodities accounted for 3.8% of the Company's North American volume and 4.7% of gross freight revenues in 1998. Other commodities include waste and scrap and miscellaneous freight.

     Seasonality

     The Company's gross freight revenues from quarter to quarter during the course of a year have not historically been subject to significant seasonal changes. The Company's operating expenses for the first quarter historically have been somewhat higher than for any other quarter, primarily due to adverse weather conditions.

     Competition

     The Company's railroad operations in North America are subject to competition from trucks, other rail carriers and lake vessels. Competition with rail carriers and lake vessels is usually based on price, while competition with trucks can be based on price, service or both. Trucks are the Company's dominant competition, competing actively for shipments of nearly all commodities handled by the Company, especially intermodal traffic and paper products. Rail competition exists principally in the Duluth/Superior to Chicago corridor. Lake vessels generally compete for bulk commodities such as coal and ore. The Company's pricing and service decisions are also impacted by competition among the Company's customers and their competitors, as the Company must provide pricing and service that help keep its customers competitive in the market.

     Marketing

     The Company emphasizes superior service to its customers and has created a marketing organization designed to identify and quickly respond to customers' needs. The Company structures its services to provide consistent transit times and ready availability of quality equipment. The Company's marketing strategy includes the creation of an atmosphere of decentralized pricing authority to enable marketing personnel with specific market knowledge and direct customer contact to make pricing decisions within established guidelines. This quick and independent reaction to market opportunities, together with clear delegation of authority and responsibility, provides for effective customer relations and enables the Company to retain and increase its base of business. In recognition of the Company's excellent service during the years 1988 through 1997, Distribution, a respected trade publication, presented the Company with its "Quest for Quality" award for each of those years. The award for 1998 has not yet been presented. The award is based on customer surveys encompassing service, equipment, convenience, price and sales criteria. The Company has also received many awards from its customers recognizing its excellent service.

     Employee Relations

     At December 31, 1998, the Company employed 2,270 full-time employees, including 28 on temporary assignments.

     The Company's employees, after meeting certain requirements and subject to current union negotiations, are eligible to participate in the Company's employee stock purchase plans, savings plans and bonus plans

     The 336 conductors employed by WCL, FV&W and SSM have been represented by the United Transportation Union ("UTU") since 1997. During 1998 an initial labor contract was negotiated with UTU but was not ratified by its members. The Company is continuing to negotiate with the UTU in mediation provided by the National Mediation Service. The Company is unable to predict whether a reasonable agreement can be reached with the UTU without labor disruption.

     The 301 engineers employed by WCL, FV&W and SSM have been represented by the Brotherhood of Locomotive Engineers ("BLE") since 1997. The Company has negotiated with the BLE an initial labor contract that is subject to ratification by its members. The Company is unable to predict whether the tentative agreement with the BLE will be ratified.

     ACRI's non-management employees are represented by various collective bargaining organizations. The Company successfully negotiated a contract with those collective bargaining organizations in 1998.

     Environmental Matters

     The Company's North American operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations, which are implemented principally by the U.S. Environmental Protection Agency ("USEPA") and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture, handling, transportation, storage and disposal of certain substances. One such law, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), which is also known as the "Superfund" law, generally imposes joint and several liability for clean-up and enforcement costs, without regard to fault or the legality of the original conduct, on current and predecessor owners and operators of a site. Much of the Company's real property has been used for industrial purposes or leased to commercial and industrial companies whose activities may have resulted in discharges onto the property. Consequently, the Company's railroads may be responsible under CERCLA and other applicable federal and state statutes for all or a part of the costs to clean up sites at which contaminants have been released by them, their lessees, predecessor owners or lessees of properties, or other third parties. Prior owners of a majority of the Company's rail operating properties have agreed to indemnify the Company with respect to contamination or non-compliances with environmental laws arising prior to the Company's acquisition of the subject sites. The Company and one of these prior owners are currently in discussions over the application of the indemnity to certain specific sites. In addition, several of the states in which the Company's railroads operate make available reimbursement programs for clean-up of contamination.

     The Company believes that the operations of its railroads are in material compliance with current laws and regulations. The Company estimates that any expense incurred in maintaining compliance with current laws and regulations will not have a material effect on the Company's financial position, financial results of operations or capital expenditures. However, there can be no assurance that the current regulatory requirements will not change, or that currently unforeseen environmental incidents will not occur, or that past non-compliance with environmental laws will not be discovered on the Company's rail operating properties that may not be subject to indemnification or reimbursement of remediation costs.

     See Item 3. "Legal Proceedings".

     Regulation

     In addition to environmental, safety and other regulation applicable to all businesses, railroads are subject to regulation by federal agencies, primarily the Surface Transportation Board ("STB") and the FRA, and by state departments of transportation and some other state and local regulatory agencies. (ACRI's operations are subject to Canadian rail regulations which are generally similar to, but differ in certain respects from their U.S. counterparts. Only U.S. regulation is described below.) The STB has jurisdiction over, among other things, prices charged for services and service levels. It also has jurisdiction over acquisition, extension or abandonment of rail lines, consolidation, merger, or acquisition of control of rail common carriers, and the imposition of labor protection conditions in connection with some of the foregoing. The FRA has jurisdiction over railroad track, equipment and operating safety standards. State agencies regulate certain local safety issues, such as adequacy of grade crossings.

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

     On February 7, 1997, WCL and FV&W entered into a cooperative Safety Compliance Agreement with the FRA pursuant to the SACP, as described under "Developments Since January 1, 1998". That agreement expired in February 1999.

     Insurance and Casualties

     Insurance. The Company maintains $150.0 million in third party liability insurance coverage for personal injuries, including death, property damage and other specified risks of its operations in excess of a self-insured retention of $2.0 million per occurrence (except for ACRI which has a self-insured retention of $0.5 million per occurrence). The Company also maintains $30.0 million in all risks property damage coverage, including property of shippers, in excess of retentions of $1.0 million per occurrence with respect to rail accidents and $50,000 per occurrence with respect to non-rail incidents. In addition, the Company maintains $30.0 million in directors' and officers' liability insurance with a Company retention of $350,000. The Company believes its insurance is appropriate in light of its experience and the experience of the rail industry. However, the Company can give no assurance as to the adequacy, availability or cost of insurance in the future.

     Metra. The commuter rail division of the Regional Transportation Authority ("Metra"), the commuter rail system for northeastern Illinois, operates commuter trains over the Company's trackage between Chicago and Antioch, Illinois. The commuter service is operated by Metra using its own equipment and personnel.

Metra has agreed to indemnify the Company with respect to personal injury and property damages incurred in connection with Metra's operations, except in certain limited circumstances.

     Weyauwega Derailment. On March 4, 1996, WCL had a derailment in Weyauwega, Wisconsin involving thirty-five cars, fourteen of which contained propane or liquified petroleum gas and two of which contained sodium hydroxide solution. Although no one was injured in the derailment, all residents within two miles of the site were evacuated for approximately sixteen days. In addition, many structures suffered water damage as a result of frozen pipes. The total cost for the derailment is currently estimated at $28.0 million. Through December 31, 1998, the Company had funded approximately $27.2 million in costs incurred as a result of this derailment and had received approximately $23.9 million in reimbursements from insurance companies. The Company believes that its insurance policies will cover substantially all the costs of this derailment in excess of the $2.5 million of deductibles. During the first quarter of 1996, the Company recorded a provision of $2.5 million for the combined deductibles under its property damage and liability insurance policies. At December 31, 1998, the Company had successfully resolved substantially all claims related to the derailment. See also Item 3. "Legal Proceedings".

     Lomira Derailment. In November 1997, eleven cars of a WCL train derailed in Lomira, Wisconsin. Several of the cars collided with a portion of the wall of a nearby factory, damaging the factory, killing one factory worker and injuring four others. No lawsuits have been filed. Settlements have been reached with the factory and the wife and daughter of the deceased. WCL intends to use its best efforts to settle any other claims that may arise as a result of this accident. The Company believes any costs incurred as a result of this derailment in excess of self-insured retentions will be covered under its insurance policies.

International Business
----------------------

     The Company's international business is conducted through affiliates located in the United Kingdom, New Zealand and Australia.

     United Kingdom

     The Company owns approximately 33% of English Welsh & Scottish Railway Holdings Limited ("EWS") which provides most of the rail freight services in Great Britain, operates freight trains through the English Channel tunnel and carries mail for the Royal Mail. The EWS businesses were acquired from British Rail in privatization transactions in the period from late 1995 to late 1997, with the acquisition of the principal rail freight business occurring in February 1996. EWS has approximately 6,800 employees, 1,000 locomotives and 23,100 railcars. The Company participates in the management of EWS by furnishing executive talent and consulting services. In addition, four of the nine directors of EWS are also directors of the Company, and the Company's chairman is the chairman and chief executive officer of EWS. The Company has been granted performance-based options to acquire additional shares in EWS to compensate it for its leadership of the consortium which originally acquired EWS. EWS's total operating revenues for 1998 were approximately $897 million. The Company has invested approximately $53.4 million in EWS through December 31, 1998. The Company accounts for its investment in EWS under U.S. generally accepted accounting principles ("GAAP") utilizing the equity method of accounting. The Company's 1998 consolidated statement of income included equity in the net income of EWS of $21.7 million.

     New Zealand

     The Company currently owns approximately 24% of the New Zealand company, Tranz Rail Holdings Limited ("Tranz Rail"), which operates a 2,400 route mile freight and passenger rail business, an interisland ferry business and a trucking business with a total of approximately 4,540 employees, 550 locomotives and self-propelled passenger cars, 6,560 railcars, 300 trucks and four ferry vessels. The Company participates in the management of Tranz Rail by furnishing executive talent and consulting services. In addition, six of ten directors of Tranz Rail are also directors of the Company, and the Company's chairman is also the chairman of Tranz Rail. Tranz Rail's total operating revenues for 1998 were approximately $310 million. The Company has invested approximately $22.2 million in Tranz Rail, and it has received from Tranz Rail approximately $26.6 million in proceeds from return of capital and dividends through December 31, 1998.

     Tranz Rail completed an initial public offering of its common stock on June 18, 1996 and is traded on the Nasdaq stock market in the United States and listed on the New Zealand stock exchange in New Zealand.

Total market capitalization of Tranz Rail as of December 31, 1998 was approximately $272 million. The Company accounts for its investment in Tranz Rail under U.S. GAAP utilizing the equity method of accounting. The Company's 1998 consolidated statement of income included equity in the net income of Tranz Rail of $4.9 million.

     Tranz Rail is subject to the reporting requirements of the Securities Exchange Act of 1934 applicable to a foreign private issuer and, accordingly, files certain reports and other information with the Securities and Exchange Commission.

     Australia

     The Company led a consortium that formed Australian Transport Network Limited ("ATN") and in November 1997 acquired the government-owned rail business in Tasmania, an island state of Australia, for approximately $15.4 million in a privatization transaction. The Company owns 33% of ATN, and Tranz Rail owns another 27%. ATN provides substantially all commercial rail freight service in Tasmania operating a 450 route mile rail system with approximately 190 employees, 51 locomotives and 729 railcars. The Company has been granted options to acquire additional shares in ATN from other ATN shareholders to compensate it for its leadership of the consortium. The Company participates in the management of ATN by furnishing consulting services. In addition, five of the nine directors of ATN are also directors of the Company, and the Company's chairman is also the chairman of ATN. The Company has invested approximately $5.1 million in ATN. The Company, through ATN, is actively seeking to participate in the privatization of additional government-owned railroad companies in Australia. The Company accounts for its investment in ATN under U.S. GAAP utilizing the equity method of accounting.


ITEM 2. PROPERTIES
------------------

     The Company's principal North American properties are 2,633 route miles of operating rail lines (1,806 route miles of main lines and 827 route miles of secondary lines), 222 route miles of trackage rights (contractual rights to operate over lines of railroad owned by others), associated yards, terminals, repair facilities and contiguous real estate. The following table sets forth the Company's North American operating rail lines:


                    Owned
           -----------------------
           Main   Secondary  Total  Trackage   Total
           Lines    Lines    Owned   Rights   Operated
           -----  ---------  -----  --------  --------

WCL......  1,058     685    1,743     204      1,947
FV&W.....    282      91      373      15        388
ACRI.....    295      26      321       1        322
SSM......    171      25      196       2        198
           -----     ---    -----     ---      -----
  Total..  1,806     827    2,633     222      2,855
           =====     ===    =====     ===      =====

     The Company also owns 120 route miles of abandoned rail lines and rail lines not currently operated.

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

     At December 31, 1998, the Company's North American equipment fleet consisted of 244 locomotives (177 owned and 67 leased) and 13,427 freight cars (4,592 owned and 8,835 leased). The average age of the locomotives and freight cars in the Company's fleet is 33 years and 21 years, respectively. Despite their age, the Company's locomotives and freight cars have achieved good availability, primarily as a result of the Company's preventive maintenance program. Of the Company's current fleet of locomotives and freight cars, 56% and 57%, respectively, were acquired new or have been rebuilt or received a major overhaul since 1987. The Company's availability rates with respect to its locomotive and railcar fleet were 90.0% and 97.2%, respectively, in 1998.

     The Company owns various parcels of non-operating real estate that are contiguous to its rail lines. Some of this real estate is leased to third parties, on varying terms, generating lease income of $1.5 million, $1.4 million and $1.4 million in 1998, 1997 and 1996, respectively. In addition, the Company has, since inception, sold certain of its excess assets. The proceeds and pre-tax gains recognized with respect to these sales from 1994 through 1998 are as follows:


                                                                     Year Ended December 31,
                                                                     -----------------------
                                                               1998   1997    1996    1995    1994
                                                               ----   ----    ----    ----    ----
                                                                         (in thousands)

Proceeds from sales of excess assets.....................     $ 943  $ 847  $1,210  $2,279  $1,236
Pre-tax gain from sales of excess assets.................       592    682   1,015     794   1,036

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

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     Employees of the Company's U.S. railroads are covered by the Federal Employers' Liability Act ("FELA"), rather than state workers' compensation systems. Under FELA, damage awards for injuries and deaths of railroad employees are settled by negotiation or litigation based on the comparative negligence of the employee and the employer and are not subject to limitations on the amount of recovery (as recoveries are under workers' compensation systems).

     The Company's railroads are currently subject to a number of claims and legal actions that arose in the ordinary course of business, including FELA claims by their employees and personal injury claims (including wrongful death claims) by third parties. The Company believes these claims, taking into account reserves and applicable insurance, will not have a material adverse effect on the Company's financial position or annual financial results of operations. Adverse judgments with respect to these claims, individually or in the aggregate, in excess of related reserves and applicable insurance, could have a material adverse effect on the Company's financial position or annual financial results of operations.

     In connection with the March 4, 1996 derailment in Weyauwega, Wisconsin, a complaint was filed against WCL on March 26, 1996 by nine individuals seeking to represent the class of persons who suffered damages as a result of this derailment. After all potential claimants were notified, thirteen families and two businesses joined the lawsuit. In January 1998, the lawsuit was settled as to all plaintiffs. In addition, two businesses have filed separate suits for damages, one in the Circuit Court of Waupaca County, Wisconsin and the other in the U.S. District Court for the Eastern District of Wisconsin. The Waupaca County matter has been dismissed and no appeal was taken. The U.S. District Court for the Eastern District of Wisconsin dismissed the case brought in that court. The plaintiffs appealed to the Seventh Circuit Court of Appeals. Their appeal was dismissed on jurisdictional grounds. The Company anticipates the plaintiffs may appeal that ruling. It is the opinion of management that the resolution of this matter will not have a material adverse effect on the Company's financial position or its annual financial results of operations.

     On June 4, 1993, WCL was served with a complaint filed by the Baltimore & Ohio Chicago Terminal Railroad Company ("BOCT") in the United States District Court for the Northern District of Illinois, Eastern Division. In its complaint, the BOCT claimed that WCL owed BOCT for intermediate switching and car hire reclaim charges allegedly incurred from July 1988 through February 1993. Arbitration hearings were held in 1995, and in June 1996, the arbitration panel ruled in favor of BOCT. The arbitration panel's ruling awarded BOCT $16.8 million of disputed switching and car hire reclaim charges, and $2.5 million of interest relating to such charges. Based upon the arbitration panel's ruling, the Company recorded in its 1996 consolidated statement of income pretax provisions of $15.8 million, representing amounts awarded in excess of previously recorded accruals. In April 1997, WCL filed a petition with the STB contesting substantially all BOCT switching charges. That matter is pending before the STB. The U.S. District Court issued a final ruling on the case affirming the arbitration award on August 28, 1997. WCL appealed this ruling to the U.S. Court of Appeals in September 1997. Along with the appeal, WCL posted a $23.5 million letter of credit to cover amounts that may be payable to BOCT if all appeals and proceedings prove unsuccessful. In August 1998, the Court of Appeals affirmed the District Court's ruling and in October 1998 denied WCL's petition for rehearing. WCL's petition for a writ of certiorari was denied by the U.S. Supreme Court on March 19, 1999. Separately, during the U.S. District Court proceedings, WCL was authorized to pursue with the STB various matters included in the dispute.

     In October 1995, the Circuit Court of Dane County ruled in favor of a Wisconsin Department of Revenue ("WDR") retroactive assessment of personal property taxes for the tax years 1990 through 1993 against all Wisconsin railroads, including WCL and FV&W. WCL, FV&W and the other railroads involved have appealed the statutory law rulings. As a result of the ruling, the Company recognized the $3.0 million retroactive assessment, as well as accrued interest of $0.7 million, in its 1995 consolidated statement of income. In January 1999, after voluntarily dismissing other issues involved in the case, WCL, FV&W and the other railroads involved appealed the statutory law ruling to the Wisconsin Court of Appeals. The railroads, including WCL and FV&W, had also filed suits in state court which alleged discrimination in the assessment of taxes. In 1998, the railroads voluntarily dismissed the discrimination claims to proceed with the appeal of the 1990 to 1993 retroactive assessment. WCL and FV&W separately filed suit challenging other WDR tax valuation practices with respect to their 1994 through 1997 tax bills. In 1998, WCL and FV&W reached settlement with the WDR on the valuation practices which resulted in a reduction of the 1994 through 1997 tax bills of $0.9 million.

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

     On April 2, 1996, WCL received a request for documents from the U.S. Department of Justice ("DOJ") relating to the demolition of a foundry and roundhouse on WCL's property in Waukesha, Wisconsin, performed by contractors for WCL in 1993. A request for additional documents was received on November 21, 1996. WCL has complied with the requests. Previously, in March 1994, WCL had received a Notice of Violation of the Clean Air Act (the "Act") and the National Emission Standard for Asbestos (the "Asbestos NESHAP") promulgated thereunder from the USEPA in connection with the demolition. The Notice of Violation alleged that WCL violated the Clean Air Act and the Asbestos NESHAP because of the failure of the demolition contractor hired by WCL to provide notice of its intent to demolish a building containing asbestos and the failure of the contractor to have on the site during demolition an authorized representative trained in NESHAP. The Notice of Violation did not specify any penalty or demand any relief. The USEPA held a conference with WCL on April 11, 1994 to discuss the Notice of Violation prior to a determination of any enforcement action to be taken under section 113 of the Act. In June 1997, WCL was notified by the EPA that the DOJ had determined there was no cause to seek criminal prosecution against WCL or any individual employee. On March 10, 1998, the Company received notice that the DOJ was considering a federal court action against WCL seeking injunctive relief and civil penalties in an unspecified amount, unless the matter was settled. On November 9, 1998, the parties entered into a consent Decree settling the matter for $85,000.

     On December 15, 1997, the State of Wisconsin enacted a law prohibiting the use of single person crews on locomotives and trains operating in Wisconsin. On December 31, 1997, WCL, along with the Burlington Northern Sante Fe, Union Pacific Corporation and Soo Line Railroad Company filed a complaint in the U.S. District Court for the Eastern District of Wisconsin seeking to have the state statute declared, among other things, preempted by Federal law. On October 28, 1998, the District Court granted the railroads' motion in part and denied it in part, finding that the state law was preempted as to qualification of train crew members but not preempted as to crew size issues. The railroads and the State have appealed this decision to the Seventh Circuit Court of Appeals. If the statute is determined to be valid, it would restrain the future ability of the Company's railroads to undertake single person crew operations in Wisconsin.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The following table sets forth information regarding each person who serves as one of the Company's executive officers:


                            Age as of
         Name             March 1, 1999                  Position with Company
         ----             -------------                  ---------------------
Edward A. Burkhardt             60            Chairman, President and Chief Executive Officer
Thomas F. Power, Jr.            58            Executive Vice President and Chief Financial Officer
J. Reilly McCarren              42            Executive Vice President and Chief Operating Officer, WCL,
                                                 FV&W, ACRI and SSM
John L. Bradshaw                47            Vice President
Walter C. Kelly                 55            Vice President, Finance
Glenn J. Kerbs                  58            Vice President, Engineering, WCL, FV&W, ACRI and SSM
William R. Schauer              54            Vice President, Marketing, WCL, FV&W, ACRI and SSM
J. Edward Terbell               46            Vice President and General Manager, WCL, FV&W, ACRI
                                                 and SSM
Robert F. Nadrowski             52            Vice President, Mechanical, WCL, FV&W, ACRI and SSM
Earl J. Currie                  59            Vice President, Planning
Richard P. White                53            Vice President, Human Resources
Marty J. Mickey                 36            Treasurer

     Mr. Burkhardt has served as a director, President and Chief Executive Officer of the Company since its formation in 1987. He was elected to the additional position of Chairman in January 1996. He also serves as a director, President and Chief Executive Officer of each of the Company's subsidiaries. Mr. Burkhardt is also a director and Chairman of the Board of Tranz Rail, a director and Chairman and Chief Executive Officer of EWS and a director and the Chairman of the Board of ATN. He is also the President and Treasurer of the San Luis Central Railroad Company. From 1967 to 1987, Mr. Burkhardt was employed by Chicago and North Western Transportation Company ("CNW"), most recently as Vice President, Transportation. Mr. Burkhardt has 38 years of railroad management experience.

     Mr. Power has served as a director, Executive Vice President and Chief Financial Officer of the Company since its formation in 1987. He serves as Executive Vice President and Chief Financial Officer of each of the Company's subsidiaries and as a director of each of the Company's subsidiaries other than ACRI and WCCHI. Mr. Power also serves as a director of Tranz Rail, EWS and ATN. From 1985 to 1987, Mr. Power was self-employed. From 1970 to 1985, Mr. Power was employed by the Chicago, Milwaukee, St. Paul and Pacific Railroad Company ("Milwaukee Road"), most recently as Chief Financial Officer. Mr. Power has 31 years of railroad management experience.

     Mr. McCarren has served as Executive Vice President and Chief Operating Officer of the Company's operating subsidiaries since July 8, 1996. Mr. McCarren has served as a director of the Company since December 1998. From 1990 to 1996, Mr. McCarren served as President of Gateway Western Railway Company. From 1988 to 1990, Mr. McCarren served as the General Superintendent-Transportation for the Chicago, Missouri and Western Railway. From 1978 to 1988, Mr. McCarren held various operating positions with Conrail. Mr. McCarren has 20 years of railroad management experience.

     Mr. Bradshaw has served as a Vice President of WCTC since June 1998. From June 1994 to June 1998, Mr. Bradshaw served as Group General Manager, Operations for Tranz Rail. From November 1993 to June 1994, Mr. Bradshaw served as
General Manager, Rail Operations for Tranz Rail. Prior to serving at Tranz Rail, Mr. Bradshaw served as Vice President and General Manager of WCL from 1987 to November 1993. From 1969 until 1987, Mr. Bradshaw was employed by CNW, most recently as Assistant Vice President and Division Manager, Northern Division. Mr. Bradshaw has 25 years of railroad management experience.

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

     Mr. Kerbs has served as Vice President, Engineering, of the Company's operating subsidiaries since 1987. From 1974 until 1987, Mr. Kerbs was employed by CNW, most recently as Director of Maintenance Operations. Mr. Kerbs has 34 years of railroad management experience.

     Mr. Schauer has served as Vice President, Marketing, of the Company's operating subsidiaries since October 1988, and served as Assistant Vice President, Marketing, of WCL from 1987 until October 1988. From 1986 until 1987, Mr. Schauer was employed by CNW as General Marketing Manager. From 1963 to 1985, Mr. Schauer was employed by the Milwaukee Road in various positions, most recently as Director of Marketing and Pricing. Mr. Schauer has 24 years of railroad management experience.

     Mr. Terbell has been employed as Vice President and General Manager of the Company's operating subsidiaries since November 1993. Prior to that time, Mr. Terbell served as WCL's Eastern Division Transportation Manager since 1987. From 1973 until 1987, Mr. Terbell was employed by CNW, most recently as Assistant Division Manager - Engineering. Mr. Terbell has 24 years of railroad management experience.

     Mr. Nadrowski has been employed as Vice President, Mechanical, of the Company's operating subsidiaries since 1987. From 1985 until 1987, Mr. Nadrowski was involved in the ownership and operation of a marina and a motel in Wisconsin. From 1966 to 1985, Mr. Nadrowski was employed by the Milwaukee Road, most recently as Assistant Vice President and Chief Mechanical Officer. Mr. Nadrowski has 28 years of railroad management experience.

     Mr. Currie has served as Vice President, Planning of WCTC since May 1, 1996. From 1989 to 1995, Mr. Currie served as Vice President - Engineering and Vice President and Chief Transportation Officer at CSX Transportation. From 1985 to 1989, Mr. Currie served as Executive Vice President - Operations for the Soo Line Railroad Company. Prior thereto, Mr. Currie was employed by the Burlington Northern Railroad Company (now Burlington Northern Sante Fe) and its predecessor companies from 1961 to 1985, most recently as Senior Vice
President -Maintenance and Transportation. Mr. Currie has 38 years of railroad management experience.

     Mr. White has served as Vice President, Human Resources, of WCTC and its subsidiaries since March 4, 1996. Prior to joining the Company, Mr. White held a variety of positions with Tranz Rail and its predecessors from 1962 to 1996, most recently as Executive Manager, Personnel. Mr. White has 37 years of railroad management experience.

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

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is available for quotation through the NASDAQ National Market System under the symbol "WCLX". On March 24, 1999, there were approximately 2,100 record holders of the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of the Company's Common Stock as quoted through the NASDAQ National Market
System:


                                     Price Per Share
                                     ---------------
        Calendar Period              High        Low
        ---------------              ----        ---

        1997:
          First Quarter............. $44.00   $35.25
          Second Quarter............  37.75    28.88
          Third Quarter.............  41.75    29.50
          Fourth Quarter............  35.25    21.00

        1998:
          First Quarter............. $30.75   $23.00
          Second Quarter............  28.25    19.75
          Third Quarter.............  23.50    12.56
          Fourth Quarter............  20.06    13.88

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

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                           Year Ended December 31,
                                         ------------------------------------------------------
                                            1998      1997 (1)   1996 (2)   1995 (3)     1994
                                         ----------   --------   --------   --------   --------
                                                  (in thousands, except per share amounts)

Income Statement Data:
Operating revenues (4)                   $  344,062   $333,510   $265,119   $264,127   $211,839
Operating expenses                          252,323    255,831    226,388    199,968    156,514
                                         ----------   --------   --------   --------   --------
Income from operations                       91,739     77,679     38,731     64,159     55,325

Other income (expense), net (5)               6,762      1,234      1,812      1,799      2,348
Interest expense (6)                        (17,169)   (14,663)   (11,808)    (9,811)    (9,901)
Provision for income taxes                  (32,205)   (25,442)   (11,378)   (22,170)   (19,068)
                                         ----------   --------   --------   --------   --------
Income before equity in net income
 of affiliates and extraordinary items       49,127     38,808     17,357     33,977     28,704

Equity in net income of affiliates           27,167     38,618     32,677     10,655      9,578
Extraordinary items (7)                          --         --     (1,602)    (2,123)    (1,587)
                                         ----------   --------   --------   --------   --------
Net income                               $   76,294   $ 77,426   $ 48,432   $ 42,509   $ 36,695
                                         ==========   ========   ========   ========   ========

Diluted earnings per share:
 Income before extraordinary
    items                                $     1.49   $   1.51   $   0.98   $   0.88   $   0.76
 Net income                              $     1.49   $   1.51   $   0.95   $   0.84   $   0.73

Cash dividends per common share          $       --         --         --         --         --
Balance Sheet Data:
Total assets                             $1,016,040   $911,596   $691,275   $550,530   $434,538
Investment in affiliates                    173,750    152,489    114,652     41,416     33,612
Total debt                                  273,799    280,770    165,034    137,340    102,500
Stockholders' equity                        443,994    369,685    299,146    237,695    190,478
Debt to total capitalization                   38.1%      43.2%      35.6%      36.6%      35.0%


(1) Includes partial year (11 months) results of the operation of the Duck Creek North lines, 198 route miles of railroad track and trackage rights acquired January 1997.
(2) Includes partial year (10 months) results of EWS' principal freight business, acquired February 1996.
(3) Includes partial year (11 months) results of ACRI, acquired January 1995.
(4) The 1996 amount is shown net of disputed switching charges of $13.3 million arising from the June 1996 arbitration ruling in favor of BOCT. See Note 17 to the consolidated financial statements.
(5) 1998 amount includes $5.4 million related to the March 1998 sale of the Company's rights under a five year transportation agreement. See "Developments Since January 1, 1998" included in Item 1.
(6) Interest expense includes $1.2 million, $0.9 million and $2.9 million in 1998, 1997 and 1996, respectively, resulting from the BOCT arbitration ruling. See Note 17 to the consolidated financial statements.
(7) Extraordinary items result from early extinguishment of debt obligations and are stated net of related income tax benefits.

The operating data below presents additional information about the Company's North American operations.

                                                        Year Ended December 31,
                                            ------------------------------------------------
                                              1998    1997 (1)    1996    1995 (2)    1994
                                            --------  --------  --------  --------  --------
Operating Data:
Revenue ton miles of freight traffic
 (millions) (3)...........................    9,677    10,338     9,786     9,478     7,210
Revenue per ton mile (cents) (4)..........      3.2       3.0       2.6       2.6       2.8
Operating ratio (5).......................     73.3%     76.7%     81.3%     75.7%     73.9%
Revenue ton miles per freight
  train hour (thousands) (3)..............       38        38        44        39        40
Revenue ton miles per locomotive
 in service (millions) (3)................       42        46        47        45        45
Fuel consumption (thousand gallons).......   29,743    29,634    28,537    28,432    21,646
Fuel cost per gallon (average, in cents)..       67        74        75        66        66
Revenue ton miles per gallon of fuel (3)..      325       349       343       333       333
Total carloads............................  547,662   565,625   464,149   436,286   358,825
Carloads from originating, terminating
 and local traffic........................     90.1%     84.9%     78.3%     76.5%     79.2%
Gross freight revenues from originating,
 terminating and local traffic............     91.1%     87.9%     84.2%     84.3%     85.1%


(1)  Includes partial year (11 months) results of the operation of the Duck
     Creek North lines, acquired January   1997.
(2)  Includes partial year (11 months) results of ACRI, acquired January 1995.
(3) A revenue ton mile equals weight in tons of freight carried for hire multiplied by the distance in miles between origin and destination.
(4) Revenue per ton mile equals net freight revenue divided by revenue ton miles of freight volume.
(5) Operating ratio represents operating expenses as a percentage of operating revenues. The 1996 percentage excludes the effect of the disputed switching charges of $13.3 million discussed in Note 17 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

  The following discussion should be read in conjunction with the Company's consolidated financial statements, related notes and other financial information included in Item 8. "Financial Statements and Supplementary Data."

Results of Operations:  1998 Compared to 1997
---------------------------------------------

  The Company's net income for 1998 was $76.3 million compared with $77.4 million for 1997. Net income decreased by $1.1 million, or 1.5% from 1997 to 1998.

  Operating Revenues. Operating revenues for North American operations in 1998 were $344.1 million compared with $333.5 million for 1997, an increase of $10.6 million or 3.2%. Volume, as measured by carloads handled (including as a carload each loaded trailer or container), for 1998 was 547,662 carloads (excluding haulage traffic) compared with 565,625 carloads in 1997, a decrease of 17,963 carloads or 3.2%.

  The following table compares the Company's 1998 and 1997 revenues:

                         Operating Revenue Comparison
                                 1998 vs. 1997

                                                         % of Gross               % of Gross
                                               1998        Freight       1997      Freight      %
                                             Revenues     Revenues     Revenues    Revenues   Change
                                            -----------  -----------  ----------  ----------  -------
                                                                 (in thousands)

Gross freight revenues....................    $323,127        100.0%   $324,596      100.0%   (0.5)%
Allowances, absorptions and adjustments...     (15,868)        (4.9)    (15,565)      (4.8)   (1.9)
                                              --------        -----    --------      -----
Net freight revenues......................     307,259         95.1     309,031       95.2    (0.6)
Switching, haulage, demurrage, passenger
 and other revenues.......................      36,803         11.4      24,479        7.5    50.3
                                              --------        -----    --------      -----
Operating revenues........................    $344,062        106.5%   $333,510      102.7%    3.2%
                                              ========        =====    ========      =====

  Gross freight revenues for 1998 decreased in three of six commodity groups compared with 1997, with an overall decrease of 0.5%. Carload volume decreased in three of six commodity groups compared to 1997, with an overall decrease of 3.2%. Haulage revenues increased by $11.9 million over 1997, consisting of $3.2 million related to the CN intermodal haulage agreement which began in November 1997 and $8.7 million related to the CN carload haulage agreement which began in August 1998. See Item 1. "Business - Developments Since January 1, 1998". The following table compares volume (in carloads), gross freight revenues and average revenue per carload by commodity group for the years 1998 and 1997:

        Carload and Gross Freight Revenue Comparison By Commodity Group
                                 1998 vs. 1997

                                                                                      Average
                                                                                      Revenue
                                              Carloads      Gross Freight Revenues  Per Carload
                                          ----------------  ----------------------  ------------
            Commodity Group                1998     1997       1998         1997    1998   1997
----------------------------------------  -------  -------  ----------    --------  -----  -----
                                                  (in thousands, except carload amounts)

Minerals                                  235,469  237,238   $ 91,771     $ 97,825  $ 390  $ 412
Paper and other forest products           152,770  152,504    136,061      131,348    891    861
Intermodal                                 52,671   71,034     10,364       14,954    197    211
Industrial products                        58,492   56,621     50,725       47,604    867    841
Food and grain                             27,533   25,408     19,036       17,169    691    676
Other                                      20,727   22,820     15,170       15,696    732    688
                                          -------  -------   --------     --------
Total                                     547,662  565,625   $323,127     $324,596  $ 590  $ 574
                                          =======  =======   ========     ========

  Volume and gross freight revenues for minerals decreased 0.7% and 6.2%, respectively, primarily due to a decrease in metallic ore shipments, partially offset by increased shipments of other minerals, including aggregates, clay products and coal. Volume for 1997 included 23,945 carloads of metallic ore handled under a five year transportation agreement that was scheduled to terminate in 1999. No carloads were handled under this agreement in 1998 because the Company sold its rights under the agreement in March 1998. See

Item 1. "Business - Developments Since January 1, 1998." In addition, with the steel industry generally under pressure from low price imports, a major customer of ACRI closed an iron ore mining operation in Canada in July 1998. Sand and stone volume increased primarily due to increased shipments of construction aggregates from producers in the Company's operating territory. Volume and gross freight revenues for clay products increased primarily due to increased consumption of coating clays used in the paper industry. Volume and gross freight revenues for coal increased primarily due to increased demand for inbound coal from Wisconsin fossil fuel electric plants and increased market share.

    Paper and other forest products volume and gross freight revenues increased by 0.2% and 3.6%, respectively, primarily due to the Company's increased market share of lumber shipments originating in Canada and market share increases of coated paper. The paper industry has been under price and supply pressure from imports, a continuing effect of the Asian economic crisis.

     Intermodal volume and gross freight revenues decreased by 25.9% and 30.7%, respectively, primarily due to the conversion of approximately 19,600 intermodal units to a haulage arrangement with CN. Intermodal units subject to the haulage agreement are not included in the Company's business volume. 1998 gross freight revenues excludes approximately $4.1 million earned under this haulage agreement. Revenue from the haulage agreement is included in other operating revenues.

     Volume and gross freight revenues for industrial products increased by 3.3% and 6.6%, respectively, primarily due to increased overhead shipments of petroleum coke. Food and grain volume and gross freight revenues increased 8.4% and 10.9%, respectively, primarily due to increased corn shipments in the Company's operating territory. Other volume and gross freight revenues decreased by 9.2% and 3.4%, respectively, primarily due to a reduction in demand for scrap steel by casting producers in the Company's operating territory.

     Operating Expenses. Operating expenses were $252.3 million for 1998, a decrease of $3.5 million, or 1.4%, compared with 1997. The largest decreases in operating expenses occurred in diesel fuel, equipment rents, casualty and insurance and property taxes, partially offset by increases in labor, joint facilities and depreciation. The Company's operating ratio (operating expenses as a percentage of operating revenues) was 73.3% for 1998, compared to 76.7% in 1997.

     The following table sets forth a comparison of the Company's operating expenses during 1998 and 1997:

                         Operating Expense Comparison
                                 1998 vs. 1997

                                            1998       1997     % Change
                                          --------   ---------  ---------
                                                  (in thousands)
Labor expense (including payroll taxes
   and fringe benefits).................  $111,729   $101,536     10.0%
Diesel fuel.............................    19,982     21,910     (8.8)
Materials...............................    26,609     27,099     (1.8)
Equipment rents, net....................    23,449     30,124    (22.2)
Joint facilities, net...................     2,252      1,957     15.1
Depreciation............................    19,910     17,786     11.9
Casualty and insurance..................     8,514     11,905    (28.5)
Property taxes..........................     3,178      5,142    (38.2)
Other operating.........................    36,700     38,372     (4.4)
                                          --------   --------
Operating expenses......................  $252,323   $255,831     (1.4)%
                                          ========   ========

     Labor expense for 1998 increased 10.0% compared with 1997 primarily due to an average 3% increase in wage rates at the beginning of 1998, a 2% increase in the average work force and a $5.8 million increase in incentive expense due to the improvement in North American operating income. Labor expense as a percentage of operating revenues increased to 32.5% in 1998 compared with 30.4% in 1997.

     Diesel fuel expense for 1998 decreased $1.9 million or 8.8% versus 1997 due primarily to a 9.2% reduction in the 1998 average fuel price compared to 1997, offset by a slight increase in fuel consumption in 1998. The Company has hedge arrangements covering approximately 57% of its expected fuel consumption for the first half of 1999 and approximately 50% of its expected fuel consumption for the balance of 1999. The

Company enters into hedge arrangements to reduce its exposure to price volatility and can give no assurance that the hedge arrangements will yield lower costs than spot market purchases.

     Materials expense for 1998 decreased $0.5 million or 1.8% versus 1997 primarily due to a reduction in repair costs for freight cars owned by other railroads, offset by decreased billing to such railroads. Net equipment rents for 1998 decreased $6.7 million or 22.2% primarily due to a 17% reduction in transit times as a result of improved operating performance, as well as a 35% reduction in intermodal lease costs due to the conversion of approximately 19,600 intermodal units to a haulage arrangement with CN. Net joint facilities expense increased $0.3 million compared to 1997, primarily due to the routing of trains to accelerate movements through the Chicago corridor.

     Depreciation expense for 1998 increased $2.1 million or 11.9% primarily due to higher capital spending programs on track and structures and to support increasing volume levels related to the CN haulage arrangement. Casualty and insurance expense for 1998 decreased by $3.4 million or 28.5% primarily due to lower personal injury claim costs as a result of improvements in safety performance. Property taxes for 1998 decreased by $2.0 million or 38.2% primarily due to the successful appeal of property tax assessments for the tax years 1994 through 1997 as well as lower assessments for 1998. Other operating expenses decreased in part due to reductions in contracted train crews as a result of improved operating performance and reductions in repair costs associated with derailments.

     Other Income (Expense) and Income Taxes. In March 1998, the Company sold its rights under a five year transportation agreement that was scheduled to terminate in 1999 for $5.4 million which was recorded as other non-operating income. See Item 1. "Business - Developments Since January 1, 1998." Other income for 1998 was $1.3 million, $0.1 million more than 1997. This change is primarily attributable to an increase in rental income from non-operating properties.

     Interest expense for 1998 was $17.2 million, an increase of $2.5 million over 1997, primarily due to the increased borrowings related to the Company's 1998 capital spending program as well as a slight increase in the overall interest rate on the Company's long-term debt as a result of the issuance of the public debt securities discussed in Item 1. "Developments Since January 1, 1998." Such securities currently have a higher interest rate than the borrowings under the Company's revolving credit facilities. Included in interest expense is $1.2 million and $0.9 million for 1998 and 1997, respectively, related to the BOCT arbitration award. The income tax provision for 1998 was $32.2 million, an increase of $6.8 million over 1997 due to the increase in pre-tax income.

     Equity in Net Income of Affiliates. The Company's results for 1998 included equity in net income of its affiliates of $27.2 million compared to $38.6 million for 1997.

     EWS. The contribution from EWS to the Company's equity in net income of affiliates in 1998 was $21.7 million versus $29.9 million for 1997. In 1998 EWS generated $897.3 million in operating revenues compared to $855.4 million for the year earlier period, an increase of 4.9%. Operating expenses in 1998 were $807.6 million, an increase of 12.5% over the 1997 level.

     The increase in EWS's operating revenues is primarily the result of the November 1997 acquisition of Railfreight Distribution ("RfD"), the former British Rail subsidiary designated to operate freight services through the English Channel tunnel, and the acquisition of the National Power ("NP") rail unit in March 1998. Excluding the contributions for RfD and the NP rail unit, operating revenues decreased by 6% compared to 1997. This decrease is primarily the result of recently renegotiated transportation contracts which reduced freight rates to competitive market levels. In addition, domestic steel production in Great Britain was under pressure due to a worldwide oversupply of steel. The increase in EWS's operating expenses is also primarily attributable to the acquisition of RfD and the NP rail unit. Excluding the operating expenses added by these acquisitions, operating expenses in 1998 were slightly less than in 1997.

     During 1998 EWS continued the restructuring of its operations as part of its conversion from a government owned railway to a privately owned, market-based transport provider. EWS's restructuring is dependent upon the acquisition of new locomotives and railcars, both to replace obsolete equipment and to provide capacity for future growth. In 1996 and 1997, EWS ordered 280 locomotives to be built by General Motors Corporation and delivered during the period from 1998 to 2000. In 1997, EWS also ordered 2,500 railcars from a new British subsidiary of Thrall Car Manufacturing Company to be delivered over a five year period. Deliveries of both the new locomotives and railcars began in 1998. The cost of the new locomotives and railcars cannot be precisely determined at this time, but the total cost will likely exceed $650 million.

     Tranz Rail. The contribution from Tranz Rail to the Company's equity in net income of affiliates in 1998 was $4.9 million versus $8.7 million in 1997. The decrease in Tranz Rail's contribution is largely the result of continued softness in the New Zealand and Asian economies. Also contributing to the decrease in Tranz Rail's contribution is the decline in the average value of the New Zealand dollar versus the U.S. dollar which was US $0.54 per NZ dollar for 1998 vs. US $0.66 per NZ dollar in 1997 or a decline of 18%. In 1998, Tranz Rail generated $309.8 million in operating revenues compared to $382.1 million for 1997, a decrease of 18.9%. Operating expenses in 1998 were $270.3 million, a decrease of 18.6% versus the 1997 level. In its local New Zealand currency, Tranz Rail's 1998 operating revenues were slightly less than 1997 and its operating expenses remained flat as compared to 1997.

     Tranz Rail is subject to the reporting requirements of the Securities Exchange Act of 1934 applicable to a foreign private issuer, and, accordingly, files certain reports and other information with the Securities and Exchange Commission.

     ATN. The contribution from ATN to the Company's equity in net income of affiliates was $0.7 million in 1998. ATN's operations began in November 1997 and the 1997 contribution from ATN was immaterial. In 1998 ATN generated operating revenues of $18.6 million and operating expenses of $15.0 million.

     Currency Fluctuation. The value in U.S. dollars of the Company's investments in companies outside the United States and of the Company's equity in the earnings of those companies will fluctuate from time to time as the value in U.S. dollars of the currencies of those countries fluctuates. Accordingly, the Company's net earnings and stockholders' equity may fluctuate as the value of those currencies fluctuates.

Results of Operations:  1997 Compared to 1996
---------------------------------------------

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

     Operating Revenues. Operating revenues for 1997 were $333.5 million compared with $278.4 million for 1996, excluding the switching charges awarded in the BOCT arbitration, an increase of $55.1 million or 19.8%. Volume, as measured by carloads handled for 1997 was 565,625 carloads compared with 464,149 carloads in 1996, an increase of 101,476 carloads or 21.9%.

     The following table compares the Company's 1997 and 1996 revenues:

                         Operating Revenue Comparison
                                 1997 vs. 1996

                                                       % of Gross              % of Gross
                                              1997      Freight       1996       Freight      %
                                            Revenues    Revenues    Revenues    Revenues    Change
                                            --------   ----------  ----------  ----------  -------
                                                               (in thousands)

Gross freight revenues....................  $324,596     100.0%     $273,793       100.0%    18.6%
Allowances, absorptions and adjustments...   (15,565)     (4.8)      (15,752)       (5.8)     1.2
                                            --------     -----      --------    ---------
Net freight revenues......................   309,031      95.2       258,041        94.2     19.8
Switching, haulage, demurrage, passenger
 and other revenues.......................    24,479       7.5        20,356         7.4     20.3
                                            --------     -----      --------    ---------
Operating revenues before disputed
 switching charges........................   333,510     102.7       278,397       101.6     19.8
Disputed switching charges................        --       --        (13,278)       (4.8)       *
                                            --------     -----      --------    --------
Operating revenues........................  $333,510     102.7%     $265,119        96.8%    25.8%
                                            ========     =====      ========    ========

------------
*  Not meaningful.

     Gross freight revenues for 1997 increased in 5 of 6 commodity groups compared with 1996, with an overall increase of 18.6%. Carload volume increased in 5 of 6 commodity groups compared to 1996 for an overall increase of 21.9%. The following table compares volume (in carloads), gross freight revenues and average revenue per carload by commodity group for the years 1997 and 1996:

        Carload and Gross Freight Revenue Comparison By Commodity Group
                                 1997 vs. 1996

                                                                                                   Average
                                                                                                   Revenue
                                                  Carloads          Gross Freight Revenues       Per Carload
                                            ---------------------   ----------------------   ------------------
             Commodity Group                   1997        1996       1997          1996      1997        1996
------------------------------------------  ---------     -------   --------      --------   ------      ------
                                                          (in thousands, except carload amounts)
Minerals..................................    237,238     156,281   $ 97,825      $ 73,947    $ 412       $ 473
Paper and other forest products...........    152,504     144,036    131,348       113,111      861         785
Intermodal................................     71,034      62,533     14,954        12,054      211         193
Industrial products.......................     56,621      53,589     47,604        43,292      841         808
Food and grain............................     25,408      26,707     17,169        17,550      676         657
Other.....................................     22,820      21,003     15,696        13,839      688         659
                                              -------     -------   --------      --------
Total.....................................    565,625     464,149   $324,596      $273,793      574         590
                                              =======     =======   ========      ========

     The business added by the January 1997 acquisition of the Duck Creek North lines, 198 route miles of railroad track and trackage rights in northeastern Wisconsin and the Upper Peninsula of Michigan (the "Duck Creek North Acquisition"), contributed to the Company's overall increases in volume and gross freight revenues. Volume for metallic ore increased by nearly 70,200 carloads over 1996 primarily due to shipments handled on the Duck Creek North lines. Volume of other minerals increased as well. Sand and stone volume increased primarily due to increased shipments of limestone handled over the Duck Creek North lines as well as increases in construction aggregates from producers in the Company's operating territory. Volume and gross freight revenues for clay products increased primarily due to increased consumption of coating clays used in the paper industry. Volume and gross freight revenues for coal increased primarily due to increased demand from Wisconsin fossil fuel electric plants for inbound coal.

     Paper and other forest products volume and gross freight revenues increased by 5.9% and 16.1%, respectively, primarily due to an overall strengthening of the paper market. In addition, volume and gross freight revenues for lumber increased primarily due to increased market share and higher revenues per carload due to longer hauls.

     Intermodal volume and gross freight revenues increased by 13.6% and 24.1%, respectively, due to increased market share and growth in the Company's joint rate intermodal service with CN which started on April 1, 1996. In November 1997, the Company and CN converted the joint rate intermodal service agreement to a haulage arrangement. Intermodal units subject to the haulage agreement with CN are not included in the Company's business volume. 1997 volume and gross freight revenues exclude approximately 4,900 carloads and approximately $0.9 million, respectively, related to intermodal shipments handled under this haulage agreement. Revenue from the haulage agreement is included in other operating revenues.

     Volume and gross freight revenues for industrial products increased by 5.7% and 10.0%, respectively, primarily due to increased overhead shipments of petroleum coke. Food and grain volume and gross freight revenues decreased 4.9% and 2.2%, respectively, primarily due to lower corn shipments as a result of a poor 1996 corn crop as well as a reduction of malt and barley shipments due to a plant renovation at a major grain customer. Other volume and gross freight revenues increased by 8.7% and 13.4%, respectively, primarily due to increased demand for scrap steel by casting producers in the Company's operating territory, as well as increased overall market demand.

     Operating Expenses. Operating expenses were $255.8 million for 1997, an increase of $29.4 million, or 13.0%, compared with 1996. The additional business added by the Duck Creek North Acquisition contributed to the Company's increases in operating expenses. The largest increases in operating expenses occurred in labor, materials, equipment rents, depreciation, casualty and insurance and other operating expenses. The Company's operating ratio (operating expenses as a percentage of operating revenues) was 76.7% in 1997, compared to 81.3% in 1996, excluding in 1996 the switching charges awarded in the BOCT arbitration.

     The following table sets forth a comparison of the Company's operating expenses during 1997 and 1996:

                         Operating Expense Comparison
                                 1997 vs. 1996

                                             1997       1996    % Change
                                           --------   --------  --------
                                                   (in thousands)
Labor expense (including payroll taxes
   and fringe benefits).................   $101,536   $ 90,144     12.6%
Diesel fuel.............................     21,910     21,497      1.9
Materials...............................     27,099     23,374     15.9
Equipment rents, net....................     30,124     28,360      6.2
Joint facilities, net...................      1,957      3,788    (48.3)
Depreciation............................     17,786     13,132     35.4
Casualty and insurance..................     11,905      9,362     27.2
Property taxes..........................      5,142      5,975    (13.9)
Other operating.........................     38,372     30,756     24.8
                                           --------   --------
Operating expenses......................   $255,831   $226,388     13.0%
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

     EWS. The contribution from EWS to the Company's equity in net income of affiliates in 1997 was $29.9 million versus $22.8 million for 1996. EWS's results for 1996 reflect a partial year of operation of the three trainload freight companies ("TLFs") (acquired February 24, 1996). In 1997 EWS generated $855.4 million in operating revenues compared to $742.4 million for the year earlier period, an increase of 15.2%. Operating expenses in 1997 were $718.2 million, an increase of 18.2% over the 1996 level.

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

     In November 1997 EWS acquired RfD, the former British Rail subsidiary designated to operate freight services through the English Channel tunnel. RfD suffered from significant operating losses prior to its acquisition by EWS, and EWS's 1997 results were adversely affected by the inclusion of RfD's results from November 22, 1997.

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

Liquidity and Capital Resources
--------------------------------

     Cash generated from operations is the Company's primary source of liquidity and is used principally for capital expenditures, debt service and working capital requirements. The Company also generates cash from asset sales and from financing activities. From 1994 through 1998, the Company generated cash in the amounts of $372.2 million from operations, $58.5 million from the sale and salvage of assets, $132.3 million from increased debt and $14.3 million from equity issuances. The Company has also received cash of $21.0 million in a return of capital and $5.6 million in dividends from Tranz Rail. These cash amounts were primarily used to fund $429.6 million of capital expenditures, $112.4 million of asset acquisitions and $64.8 million in investments in affiliates. At December 31, 1998, the Company had $273.8 million of total debt outstanding, which constituted 38.1% of its total capitalization.

     In September 1997, the Company appealed the ruling by the U.S. District Court in connection with the BOCT dispute to the U.S. Court of Appeals, as discussed under Item 3. "Legal Proceedings". In connection with the appeal, the Company obtained a $23.5 million letter of credit payable to BOCT if all appeals and proceedings prove unsuccessful. The Company also obtained a $0.5 million letter of credit in connection with the bid submission for the concession agreement with the GOJ to operate the assets of the ARC as discussed under Item
1. "Business - Developments Since January 1, 1998".

     The Company maintains an unsecured $175.0 million revolving credit facility with a syndicate of banks. This facility allows the Company to choose from various floating rate interest options and is scheduled to expire on October 31, 2000. The Company expects to either extend or replace its revolving credit facility prior to its expiration. At December 31, 1998, the Company's aggregate unused borrowing and letter of credit availability under its loan facilities was $47.9 million.

     In January 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission registering $250 million of debt securities for potential issuance to the public. In April 1998, the Company sold $150 million of these debt securities in a public offering to take advantage of the long-term interest rate level as well as the Company's improved creditworthiness. The net proceeds from the sale were used to repay outstanding borrowings under the Company's bank revolving credit facility. The debt securities mature on April 15, 2008 and bear interest at 6.625% and yield 6.676%. In conjunction with the sale of these securities, the Company incurred $3.3 million in debt issuance costs which are being amortized to interest expense over the life of the debt.

     In December 1998, the Company sold equipment for $19.0 million as part of a sale and leaseback transaction. The proceeds of this transaction were used to pay outstanding borrowings under the Company's revolving credit facility. A gain of $1.8 million on the transaction is being amortized over the twelve year life of the related lease.

     The Company's liquidity to date has been significantly enhanced because it has not had to pay current income taxes (other than the Alternative Minimum Tax) as a result of net operating loss carryforwards ("NOLs") for income tax purposes. These NOLs are largely the result of temporary differences in the recognition of certain revenues and expenses for financial and income tax purposes. The Company has recorded a deferred liability for the temporary differences on its consolidated balance sheets. At December 31, 1998, the Company's NOLs for tax purposes were approximately $30.7 million, which will begin to expire in 2008. The Company expects to be able to fully utilize these NOLs to offset future tax liabilities.

     The financing arrangements of the Company limit its ability to pay dividends on its capital stock, incur additional indebtedness, create liens on its assets, repurchase shares of capital stock, and make certain loans, investments or guarantees. In addition, EWS's and ATN's borrowing arrangements contain provisions which substantially restrict their ability to transfer funds to the Company in the form of cash dividends, loans or advances. Tranz Rail's net assets are not similarly restricted.

     Capital expenditures totaled $124.1 million in 1998, an increase of $12.2 million over 1997. The increase in capital expenditures in 1998 over 1997 consists of a $14.9 million increase in roadway and structure improvements and a $2.7 million decrease in expenditures for equipment. The roadway and structure increase includes increased expenditures for bridge renewals, switching and signaling to improve the Company's track structure to support increasing traffic levels related to the CN carload haulage agreement. The decrease in equipment expenditures reflects a reduction in the acquisition of freight cars and locomotives compared to 1997.

     The following table sets forth the Company's capital expenditures for the periods indicated:

                             Capital Expenditures

                                                Year Ended December 31,
                                                -----------------------
                                     1998      1997      1996      1995      1994
                                   -------   --------   -------   -------   -------
                                                 (in thousands)
Roadway and structures (1).....   $103,086   $ 88,159   $56,304   $49,416   $35,347
Locomotive, railcar and other
 transportation equipment......     21,014     23,696    12,454    23,098    17,025
                                  --------   --------   -------   -------   -------
  Total (2)....................   $124,100   $111,855   $68,758   $72,514   $52,372
                                  ========   ========   =======   =======   =======

_________________
(1)  Includes communications and signals, bridges and other improvements.
(2) Excludes $92.5 million, $19.4 million and $0.5 million in 1997, 1995 and 1994, respectively, expended to acquire additional rail lines and pay related transaction costs.

     The following table presents a summary of the Company's improvements for roadway and structures for the periods indicated:

                      Roadway and Structure Improvements

                                                  Year Ended December 31,
                                                  -----------------------
                                          1998   1997   1996(1)  1995(1)  1994(1)
                                          -----  -----  -------  -------  -------

Track miles surfaced (2)................  1,070   1,090   949      884      754
Track miles of rail installed...........    102     104    51       45       33
Tons of ballast applied (in thousands)..    564     519   417      369      326
Ties installed (in thousands)...........    434     505   280      236      215

------------------
(1) A portion of the roadway and structure improvements in 1996, 1995 and 1994 were funded by Metra, the commuter rail division of the Regional Transportation Authority which operates the commuter rail system for northeast Illinois, including on a portion of WCL's trackage in Illinois.
(2) Surfacing is the process by which track is aligned and cross-leveled in conjunction with the application of ballast and the installation of ties.

     The Company believes that its cash flow from operations, together with available amounts under its revolving credit facilities, will allow it to meet its liquidity and capital expenditure requirements.

Inflation
---------

     The Company has experienced moderately adverse effects of inflation through increases in labor costs, fringe benefit costs, payroll taxes, equipment costs, prices of materials and other purchased items and services. The Company's transportation contracts typically include escalation clauses that increase the Company's revenues based on various measures of inflation. Overall, however, freight rates have not kept up with inflation and also have been held down and at times reduced by competitive market pressures. The impact of inflation on future performance cannot be discerned due to factors beyond the Company's control, such as government policy, world-wide economic conditions and competition.

Year 2000
---------

     In 1997 WCTC began to assess and modify its computer systems so that they can process transactions involving the Year 2000 ("Y2K") and beyond. The Company's Y2K efforts have been a high priority since then. Costs to modify these systems are currently estimated to be $1.6 million and are expensed as incurred. Of this amount, approximately $0.4 million was expensed through December 31, 1998. In addition the Company plans to replace certain hardware and systems with a total cost estimated to be approximately $1 million. Through December 31, 1998, approximately $0.5 million of this amount has been spent and capitalized. As of December 31, 1998, approximately 70% of the Company's systems have been modified and Y2K modifications and testing will continue throughout 1999.

     Railroad Operating Systems - The Company's wholly owned operating subsidiaries lease or license certain railroad operating systems from Union Pacific Technologies ("UPT"), a division of the Union Pacific Corporation. These systems represent a significant portion of the Company's total systems and UPT has the responsibility for making such systems Y2K compliant. UPT reported that all of the mainframe systems leased or licensed from them by the Company are Y2K compliant with other systems (primarily client server systems) scheduled to become Y2K compliant by mid-1999. The Company generally incurs no additional charges from UPT for making their systems Y2K compliant. UPT, along with the Company, will continue to review and test these systems throughout 1999.

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

     Electronic Interchange - WCTC has electronic exchange of information with customers, vendors, other railroads, and financial institutions. The railroad industry has agreed to a standard 4-digit year for all electronic interchanges which the Company expects to be able to use by March 31, 1999. In addition, the Company is in the process of contacting other parties with whom it exchanges data to determine the status of their Y2K modification efforts. The Company expects to be able to process electronic interchange transactions in existing formats with proper interpretation of the century date by the middle of 1999. The Company is working with UPT in testing the new standard with other railroads and with its trading partners.

     Vendor Supplied and Embedded Systems - In addition to traditional computer hardware and software, the Company utilizes a variety of vendor supplied equipment, machinery and systems which contain embedded systems or software that could experience Y2K problems. The Company is contacting and working with its suppliers on those items that are critical to operations or safety related and with other railroads on those items that are common to the industry. As of December 31, 1998, these efforts were approximately 40% complete with the remainder expected to be substantially completed by the middle of 1999. Testing will continue throughout 1999.

     Contingency Plans - The Company plans to develop and have in place contingency plans for areas of particular concern by the end of the third quarter of 1999.

     WCTC believes that its systems will be successfully and timely modified. However the failure to do so, or the failure to become Y2K compliant on the part of third parties with whom the Company does business or is dependent upon, could materially impact the operations and financial results of the Company for the year 2000.

     The Company's international affiliates are also dealing with Y2K compliance. The Company's investments in those affiliates and its equity in their earnings could be affected by the outcome of their Y2K efforts.

     EWS - EWS is replacing approximately one-third of its information systems with Y2K compliant systems, retiring some non-compliant systems, and remediating the remainder of its systems so that it will be Y2K compliant. EWS projects that it will be Y2K compliant on all critical systems, components and processes by July 1999. EWS's expenditures for Y2K compliance were approximately $1.8 million through December 31, 1998, and it estimates that an additional $9.0 million will be required, in addition to the cost of replacement systems. The railway system used by EWS is owned and operated by Railtrack, and EWS's operations and financial results could be materially adversely affected if Railtrack fails to achieve Y2K compliance. Railtrack has indicated that it will be Y2K compliant, and EWS is maintaining close liaison with Railtrack's Y2K program. EWS is developing contingency plans within each of its business areas and with key customers to deal with problems that may arise out of Y2K non-compliance.

     Tranz Rail - Tranz Rail has replaced its core financial systems with a new system that is Y2K compliant and is updating its other systems to be Y2K compliant. Tranz Rail reports that it is substantially Y2K compliant at December 31, 1998. Tranz Rail's capital expenditures for new financial systems and Y2K compliance were approximately NZ$19.0 million through December 31, 1998 and it estimates that an additional NZ$1.0 million of such expenditures will be required. Tranz Rail is currently developing contingency plans to cover unexpected failures of essential supplies or undetected internal process faults should they occur.

     Both the Company and it affiliates could be adversely affected, directly and indirectly, by any general disruption in business activity that results from actual or feared failures related to Y2K problems.

Recent Accounting Pronouncements
--------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 generally provides for matching the timing of gain or loss recognition of a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or b) the earnings effect of the hedged forecasted transaction. The Company does not expect that adoption of SFAS No. 133 will have a material effect on the Company's financial position or its annual financial results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     In the ordinary course of business, the Company utilizes various financial instruments which inherently have some degree of market risk. The quantitative and qualitative information presented below describe significant aspects of the Company's financial instrument programs which have material market risk.

     Interest Rate Sensitivity. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include fixed and floating rate debt used to maintain liquidity and fund its business operations. The nature and amount of long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company is not currently a party to any interest rate risk management transactions. The table below presents principal cash flows and related weighted average interest rates by contractual maturity dates of debt instruments as of December 31, 1998.

                Fixed Rate Debt     Variable Rate Debt                 Total Debt
              -------------------   ------------------   Interest   -----------------
                          Average              average     Free               Average
                         Interest             interest     Debt              Interest
Maturity       Amount        Rate      Amount     Rate    Amount     amount      Rate
--------      -------------------   ------------------   --------   -----------------
                                         (in thousands)
 1999                                                    $  2,118    $  2,118    0.0%
 2000                                $110,921     5.6%      1,837     112,758    5.5%
 2001                                                       1,659       1,659    0.0%
 2002                                                       1,560       1,560    0.0%
 2003                                                       1,138       1,138    0.0%
 Thereafter   $150,000       6.6%                           4,566     154,566    6.4%
              --------               --------            --------    --------

 Total        $150,000       6.6%    $110,921     5.6%   $ 12,878    $273,799    5.9%
              ========               ========            ========    ========

 Fair Value   $152,338               $110,921            $ 10,190    $273,449
              ========               ========            ========    ========

     Commodity Price Sensitivity. The Company has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities, and various commodity swap and collar transactions which are accounted for as hedges. Swap transactions are typically based on the delivery price of #2 heating oil and require the Company to purchase a defined quantity at a defined price. Swap transactions are generally settled in cash with the counter party. Based on historical information, the Company believes there is a significant correlation between the market prices of diesel fuel and #2 heating oil. As of December 31, 1998, the Company had hedge arrangements covering approximately 57% of its expected fuel consumption for the first half of 1999 and approximately 50% of its expected fuel consumption for the balance of 1999. As of December 31, 1998, 15.9 million notional gallons were included in diesel fuel swaps at a weighted average contract price of $.5016 per gallon. This price does not include taxes, transportation costs and certain other fuel handling costs. As of December 31, 1998, the unrealized loss on these swaps was $2.6 million. Additionally, at December 31, 1998, the Company maintained fuel inventories used in normal operations which were not material to the Company's overall financial position and therefore represent no significant market exposure.

     Investment in Affiliates. The value in U.S. dollars of the Company's investment in companies outside the United States and of the Company's equity in the earnings of those companies will fluctuate from time to time as the value in U.S. dollars of the currencies of those countries fluctuates. The Company does not currently use foreign currency forward exchange contracts to hedge its foreign currency exposure. Accordingly, the Company's net worth and net earnings may fluctuate as the value of those currencies fluctuates.

     The Company does not purchase or hold derivative financial instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                         INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          -----

     INDEPENDENT AUDITORS' REPORT.......................................     30

     FINANCIAL STATEMENTS

            Consolidated Balance Sheets.................................  31-32
            Consolidated Statements of Income...........................     33
            Consolidated Statements of Changes in Stockholders' Equity..     34
            Consolidated Statements of Cash Flows.......................     35
            Notes to Consolidated Financial Statements..................  36-51

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors and Stockholders
Wisconsin Central Transportation Corporation:

We have audited the consolidated balance sheets of Wisconsin Central Transportation Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Central Transportation Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                    KPMG LLP

Chicago, Illinois
February 3, 1999

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                (in thousands)

                                    Assets
                                    ------

                                                                 December 31,
                                                           ---------------------
                                                              1998        1997
                                                           -----------  --------

Current assets:
 Cash and cash equivalents...............................  $    2,972   $  4,630
 Receivables, net of allowance for doubtful accounts of
   $1,847 and $1,628 at December 31, 1998 and 1997.......      78,525     79,722
 Income taxes receivable.................................          --      2,106
 Materials and supplies..................................      23,610     20,560
 Deferred income taxes...................................       1,295      1,250
 Other current assets....................................       1,418      1,277
                                                           ----------   --------
   Total current assets..................................     107,820    109,545

Investments in international affiliates..................     173,750    152,489

Properties:
 Roadway and structures..................................     706,995    609,932
 Equipment...............................................     118,990    116,781
                                                           ----------   --------
   Total properties......................................     825,985    726,713
 Less accumulated depreciation...........................     (94,850)   (77,888)
                                                           ----------   --------
   Net properties........................................     731,135    648,825

Other assets, principally deferred financing costs.......       3,335        737
                                                           ----------   --------
   Total assets..........................................  $1,016,040   $911,596
                                                           ==========   ========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                     (in thousands, except share amounts)

                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                                     December 31,
                                                               ----------------------
                                                                   1998        1997
                                                               -----------  ---------
Current liabilities:
 Short-term debt.............................................  $    2,118    $  1,387
 Accounts payable............................................      46,116      47,077
 Accrued expenses............................................      87,404      80,390
 Accrued disputed switching charges and associated interest..      21,797      20,611
 Income taxes payable........................................       4,219          --
 Interest payable............................................       2,560       1,370
                                                               ----------    --------
   Total current liabilities.................................     164,214     150,835

Long-term debt...............................................     271,681     279,383

Other liabilities............................................       4,722       4,664

Deferred income taxes........................................     121,116      97,199

Deferred income..............................................      10,313       9,830
                                                               ----------    --------

   Total liabilities.........................................     572,046     541,911

Stockholders' equity:
 Preferred stock, par value $1.00; authorized
   1,000,000 shares; none issued or outstanding..............          --          --
 Common stock, par value $.01; authorized 150,000,000
   shares; issued and outstanding, 51,142,644 shares
   and 51,011,042 shares in 1998 and 1997, respectively......         511         510
 Paid in capital.............................................     114,833     112,492
 Retained earnings...........................................     329,941     253,647
 Accumulated other comprehensive income......................      (1,291)      3,036
                                                               ----------    --------
   Total stockholders' equity................................     443,994     369,685
                                                               ----------    --------
   Total liabilities and stockholders' equity................  $1,016,040    $911,596
                                                               ==========    ========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Income

                    (in thousands, except per share amounts)



                                                             Year ended December 31,
                                                         -------------------------------
                                                           1998       1997       1996
                                                         ---------  ---------  ---------
Revenues:
 Freight...............................................  $307,259   $309,031   $258,041
 Other.................................................    36,803     24,479     20,356
 Disputed switching charges............................        --         --    (13,278)
                                                         --------   --------   --------
   Operating revenues..................................   344,062    333,510    265,119
Expenses:
 Roadway and structures................................    50,116     46,310     37,069
 Equipment.............................................    60,821     67,499     63,037
 Transportation........................................   105,736    107,420     93,145
 General and administrative............................    35,650     34,602     33,137
                                                         --------   --------   --------
   Operating expenses..................................   252,323    255,831    226,388
                                                         --------   --------   --------

Income from operations.................................    91,739     77,679     38,731

Other income (expense):
 Sale of rights under transportation agreement.........     5,445         --         --
 Interest on disputed switching charges................    (1,186)      (923)    (2,910)
 Other interest expense................................   (15,983)   (13,740)    (8,898)
 Other income..........................................     1,317      1,234      1,812
                                                         --------   --------   --------
   Total other income (expense), net...................   (10,407)   (13,429)    (9,996)
                                                         --------   --------   --------

Income before income taxes, equity in net income
 of international affiliates and extraordinary charge..    81,332     64,250     28,735
Provision for income taxes.............................    32,205     25,442     11,378
                                                         --------   --------   --------

Income before equity in net income of international
 affiliates and extraordinary charge...................    49,127     38,808     17,357
Equity in net income of international affiliates.......    27,167     38,618     32,677
                                                         --------   --------   --------

Income before extraordinary charge.....................    76,294     77,426     50,034
Extraordinary charge...................................        --         --     (1,602)
                                                         --------   --------   --------
Net income.............................................  $ 76,294   $ 77,426   $ 48,432
                                                         ========   ========   ========

Common shares outstanding:
 Weighted average common shares........................    51,079     50,913     50,647
 Dilutive effect of common stock options...............       242        510        607
                                                         --------   --------   --------
 Weighted average diluted shares.......................    51,321     51,423     51,254
                                                         ========   ========   ========

Basic earnings per share:
 Income before extraordinary items.....................  $   1.49   $   1.52   $   0.99
 Extraordinary items...................................        --         --      (0.03)
                                                         --------   --------   --------
 Net income............................................  $   1.49   $   1.52   $   0.96
                                                         ========   ========   ========

Diluted earnings per share:
 Income before extraordinary items.....................  $   1.49   $   1.51   $   0.98
 Extraordinary items...................................        --         --      (0.03)
                                                         --------   --------   --------
 Net income............................................  $   1.49   $   1.51   $   0.95
                                                         ========   ========   ========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

          Consolidated Statements of Changes in Stockholders' Equity

                                (in thousands)


                                                                                                  Accumulated
                                                                                                      Other
                                              Common Stock                 Compre-                   Compre-
                                             ---------------   Paid in     hensive    Retained       hensive
                                             Shares   Amount   Capital     Income     Earnings       Income         Total
                                             ------   ------   --------    --------   ---------    -----------    ---------

Balance at December 31, 1995.............    50,459   $ 505    $104,801               $ 127,789     $   4,600     $ 237,695

 Comprehensive income
   Net income............................        --      --          --    $ 48,432      48,432            --        48,432
   Other comprehensive income:
     Currency translation adjustments....        --      --          --       9,412                     9,412         9,412
                                                                           --------
 Comprehensive income                                                      $ 57,844
                                                                           ========

 Common stock issued:
   Employee Stock Purchase Plan..........        94       1       1,301                      --            --         1,302
   Stock option plans....................       226       2       2,303                      --            --         2,305
                                             ------   -----    --------               ---------     ---------     ---------

Balance at December 31, 1996.............    50,779     508     108,405                 176,221        14,012       299,146

 Comprehensive income
  Net income.............................        --       --        ---    $ 77,426      77,426            --        77,426
  Other comprehensive income:
    Currency translation adjustments.....        --      --          --     (10,976)                  (10,976)      (10,976)
                                                                           --------
 Comprehensive income                                                      $ 66,450
                                                                           ========

 Common stock issued:
   Employee Stock Purchase Plan..........        71       1       1,950                      --            --         1,951
   Stock option plans....................       161       1       2,137                      --            --         2,138
                                             ------   -----    --------               ---------     ---------     ---------

Balance at December 31, 1997.............    51,011     510     112,492                 253,647         3,036       369,685

 Comprehensive income
  Net income.............................        --      --          --    $ 76,294      76,294            --        76,294
  Other comprehensive income:
    Currency translation adjustments.....        --      --          --      (4,327)         --        (4,327)       (4,327)
                                                                           --------
 Comprehensive income....................                                  $ 71,967
                                                                           ========

 Common stock issued:
   Employee Stock Purchase Plans.........        98       1       1,892                      --            --         1,893
   Stock option plans....................        34      --         449                      --            --           449
                                             ------   -----    --------               ---------     ---------     ---------

Balance at December 31, 1998.............    51,143   $ 511    $114,833               $ 329,941     $  (1,291)    $ 443,994
                                             ======   =====    ========               =========     =========     =========


          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                (in thousands)

                                                                             Year ended December 31,
                                                                             ------------------------
                                                                           1998        1997        1996
                                                                           ----        ----        ----

Cash flows from operating activities:
  Net income...........................................                $  76,294   $  77,426   $ 48,432
  Reconciliation of net income to net cash
     provided by operating activities:
     Extraordinary charge..............................                       --          --      1,602
     Depreciation and amortization.....................                   20,609      18,296     13,591
     Deferred income taxes.............................                   23,872      24,180     12,397
     Equity in net income of international affiliates..                  (27,167)    (38,618)   (32,677)
     Gains on property sales...........................                     (592)       (682)    (1,015)
     Amortization of deferred gains on sale-leaseback
       of equipment....................................                   (1,122)     (1,121)    (1,450)
     Changes in working capital:
       Accounts receivable.............................                    1,197       1,821    (11,593)
       Materials and supplies..........................                   (3,050)     (3,030)      (285)
       Other current assets, excluding
          deferred income taxes........................                    1,965         815     (2,183)
       Accrued disputed switching charges and
          associated interest..........................                    1,186         923     16,188
       Other current liabilities, excluding debt.......                   11,462       9,653     24,055
     Other, net........................................                       58         636        335
                                                                       ---------   ---------   --------
Net cash provided by operating activities..............                  104,712      90,299     67,397
                                                                       ---------   ---------   --------

Cash flows from investing activities:
  Property additions...................................                 (124,100)   (111,855)   (68,758)
  Property acquisitions................................                       --     (92,458)        --
  Property sales and other transactions................                    4,432       3,377      3,143
  Investments in international affiliates..............                       --     (13,569)   (31,147)
  Dividend from affiliate..............................                    2,224       3,374         --
  Proceeds from sale-leaseback.........................                   19,000          --         --
                                                                       ---------   ---------   --------
Net cash used for investing activities.................                  (98,444)   (211,131)   (96,762)
                                                                       ---------   ---------   --------

Cash flows from financing activities:
  Proceeds from sale of debt securities................                  150,000          --         --
  Repayments of long-term debt.........................                 (156,971)         --         --
  Other long-term debt issued..........................                       --     115,736     27,694
  Debt prepayment penalty..............................                       --          --     (1,602)
  Debt issuance costs..................................                   (3,297)         --         --
  Issuance of common stock, net........................                    2,342       4,089      3,607
                                                                       ---------   ---------   --------
Net cash (used for) provided by financing activities...                   (7,926)    119,825     29,699
                                                                       ---------   ---------   --------

Net (decrease) increase in cash and cash equivalents...                   (1,658)     (1,007)       334
Cash and cash equivalents, beginning of year...........                    4,630       5,637      5,303
                                                                       ---------   ---------   --------
Cash and cash equivalents, end of year.................                $   2,972   $   4,630   $  5,637
                                                                       =========   =========   ========

Supplemental cash flow information:
  Cash paid (received) during the year for:
     Interest..........................................                $  15,955   $  13,685   $ 10,093
     Income taxes......................................                    1,900         564       (165)

          The accompanying notes to consolidated financial statements are an integral part of these financial statements

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     Nature of Business
     ------------------

     Wisconsin Central Transportation Corporation ("WCTC") operates approximately 2,855 route miles of railway serving Wisconsin, Illinois, Minnesota, Michigan's Upper Peninsula and Ontario through its principal operating subsidiaries, Wisconsin Central Ltd. ("WCL"), Fox Valley & Western Ltd. ("FV&W"), Sault Ste. Marie Bridge Company ("SSM") and Algoma Central Railway Inc. ("ACRI"). WCTC, through its Wisconsin Central International, Inc. ("WCI") subsidiary, also holds a 24% equity interest in Tranz Rail Holdings Limited ("Tranz Rail"), which operates approximately 2,400 route miles of railway nationwide in New Zealand, a 33% equity interest in English Welsh and Scottish Railway Holdings Limited ("EWS"), whose subsidiaries operate railways in Great Britain, and a 33% equity interest in Australian Transport Network Limited ("ATN") which operates 450 route miles of railway statewide in Tasmania, Australia.

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

     Materials and Supplies
     ----------------------

     Materials and supplies consist mainly of fuel oil and items for improvement and maintenance of roadway, structures and equipment, and are stated at the lower of cost or market utilizing average costs. As of December 31, 1998, the Company had entered into hedging positions for approximately 57% of its expected fuel consumption for the first half of 1999 and approximately 50% of its expected fuel consumption for the balance of 1999. Gains and losses on such transactions are deferred and matched to specific fuel purchases.

     Investments in International Affiliates/Currency Translation
     ------------------------------------------------------------

     The Company's investments in its international affiliates are accounted for under U.S. generally accepted accounting principles utilizing the equity method of accounting. Under this method, the Company's share of the net income of these investments is recorded in the Company's financial statements when earned and dividends are credited against the investment in affiliates when received.

     The translation of foreign currency amounts into U.S. dollars is performed for balance sheet accounts using period-end exchange rates and for revenue and expense accounts using the average exchange rate during the period. Gains or losses resulting from currency translation are included in stockholders' equity. All dollar amounts included herein are stated in U.S. dollars.

        WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

     Properties
     ----------

     Properties are recorded at cost. Depreciation is principally computed using composite group straight-line rates. Average depreciable lives utilized by the Company are summarized as follows:


          Asset Class                                            Years
          -----------                                            -----

          Roadway properties...................................  41
          Bridges..............................................  50
          Signals and communication systems....................  26
          Locomotives and freight cars.........................  32

     Additions and improvements to track structures are capitalized. Repair and maintenance costs are charged to expense. When roadway property other than land is sold, the costs of the assets less the sales proceeds are charged to accumulated depreciation. Gains or losses resulting from sales of land not required for railroad operations are included in "other income" in the consolidated statements of income. Overhead costs related to track additions and improvements are also capitalized. During 1998, 1997 and 1996, approximately $1.2 million, $1.0 million and $0.8 million, respectively, of interest was capitalized on construction-in-progress.

     Environmental Remediation Liabilities
     -------------------------------------

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

     Revenues
     --------

     Freight revenues are recognized as shipments progress. Other revenues consist primarily of demurrage, switching, haulage and passenger revenues.

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

     Reclassifications
     -----------------

     Certain amounts in the prior year financial statements have been reclassified to conform with the 1998 presentation.

(2)  Extraordinary Charge
     --------------------

     In 1996, the Company prepaid $20.0 million of 10.20% fixed-rate senior term notes and paid a prepayment penalty of $2.7 million. This resulted in an extraordinary charge of $1.6 million, net of income taxes.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(3)  Related Party Transactions
     --------------------------

     Legal Services
     --------------

     Oppenheimer Wolff & Donnelly ("OW&D") provides the Company with legal and other services in connection with various labor matters, litigation, regulatory issues and acquisition and corporate matters. The amounts paid OW&D by the Company for services during 1998, 1997 and 1996 were $1.1 million, $1.0 million and $1.2 million, respectively. A director and stockholder of WCTC is of counsel to OW&D.

     McLachlan, Rissman & Doll ("MR&D") provides the Company with legal and other services in connection with various corporate, acquisition and financing matters. The amounts paid MR&D by the Company for services during 1998, 1997 and 1996 were $334,000, $438,000 and $61,000, respectively. A member of MR&D is a director and stockholder of WCTC.

     Other
     -----

     Information regarding other related party transactions appears in Note 15 - International Affiliates.

(4)  Accrued Expenses
     ----------------

     Major components of accrued expenses included:

                                                                           December 31,
                                                                          ------------
                                                                       1998           1997
                                                                       ----           ----
                                                                         (in thousands)

     Interline liabilities on forwarded and received traffic..     $  23,297       $  26,161
     Equipment costs..........................................        15,389          14,614
     Casualty and environmental liabilities...................        12,832          13,810
     Other accrued expenses...................................        35,886          25,805
                                                                   ---------       ---------
     Total accrued expenses...................................     $  87,404       $  80,390
                                                                   =========       =========

(5)  Other Revenues
     --------------

          Other revenues consists of the following:

                                                                      Year ended December 31,
                                                                     ------------------------
                                                                     1998      1997      1996
                                                                     ----      ----      ----
                                                                          (in thousands)
     Haulage..................................................    $12,823   $   896   $    --
     Passenger................................................      5,194     4,909     4,750
     Demurrage................................................      4,059     4,263     5,493
     Switching................................................      3,534     3,247     3,158
     Management fees..........................................      2,982     3,310     2,285
     Other....................................................      8,211     7,854     4,670
                                                                  -------   -------   -------
     Total other revenues.....................................    $36,803   $24,479   $20,356
                                                                  =======   =======   =======

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(6)  Long-term Debt
     --------------

     Long-term debt consists of the following:


                                                              December 31,
                                                              ------------
                                                            1998         1997
                                                            ----         ----
                                                              (in thousands)

     Public debt securities.............................  $ 150,000   $      --
     WCTC revolving credit agreement....................    107,000     259,500
     Other..............................................     14,681      19,883
                                                          ---------   ---------
     Total long-term debt...............................  $ 271,681   $ 279,383
                                                          =========   =========

     In January 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission registering $250 million of debt securities for potential issuance to the public. In April 1998, the Company sold $150 million of these debt securities in a public offering. The net proceeds from the sale were used to repay outstanding borrowings under the Company's bank revolving credit facility. The debt securities mature on April 15, 2008 and bear interest at 6.625% and yield 6.676%. In conjunction with the sale of these securities, the Company incurred $3.3 million in debt issuance costs which are being amortized to interest expense over the life of the debt.

     The Company maintains an unsecured revolving credit facility (the "Revolver") with a syndicate of banks with a capacity of $175.0 million, decreased from $325.0 million concurrent with the sale of the public debt securities. The Revolver allows the Company to choose various floating rate options and is scheduled to expire on October 31, 2000. The Company pays commitment fees on the unused amount of the Revolver and a facility fee based on the Revolver's total capacity. Such fees vary based on the Company's credit rating and leverage ratio. Principal reductions are not required under the Revolver prior to its expiration date. The effective interest rate on outstanding borrowings under the Revolver at December 31, 1998 was 5.6%. The unused amount of the Revolver was $44.0 million at December 31, 1998, after giving effect to outstanding borrowings and the letters of credit described below.

     Other long-term debt consists of $3.9 million in borrowings under a separate Canadian dollar revolving credit agreement held by ACRI (the "ACRI Revolver") plus $10.8 million in government-financed interest free loans supporting railroad infrastructure improvements which promote economic development in the jurisdictions served by such government entities. The ACRI Revolver has a capacity of $7.8 million with terms, covenants and margins similar to the WCTC Revolver, and is scheduled to expire on October 31, 2000.

     In September 1997, the Company obtained an irrevocable letter of credit in the amount of $23.5 million to collateralize the Company's obligation in connection with the Company's appeal of an arbitration ruling as discussed in Note 17 - Contingencies. The letter of credit expires in September 1999. The Company also obtained a $0.5 million letter of credit in connection with a bid submission for a concession agreement with the Government of Jordan to operate the assets of a railway company in that country. This letter of credit expires in June 1999.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Maturities of debt at December 31, 1998 for each of the years 1999 through 2003 and thereafter were as follows:


           Year                                       Amount
           ----                                       ------
                                                  (in thousands)

          1999..................................  $   2,118
          2000..................................    112,758
          2001..................................      1,659
          2002..................................      1,560
          2003..................................      1,138
          Thereafter............................    154,566
                                                  ---------
          Total.................................  $ 273,799
                                                  =========

     The financing arrangements of the Company limit its ability to pay dividends on its capital stock, incur additional indebtedness, create liens on its assets, repurchase shares of its capital stock, and make certain loans, investments or guarantees.

(7)  Fair Value of Financial Instruments
     -----------------------------------

     At December 31, 1998, the Company's financial instruments consist of cash, receivables, other current assets, fuel hedging positions, current liabilities and debt. The carrying amounts of these financial instruments approximate their fair values at December 31, 1998.

(8)  Income Taxes
     ------------

     The Company files consolidated federal income tax returns which include all of its U.S. subsidiaries and a provincial Canadian income tax return for ACRI.

     Deferred income taxes are accounted for in accordance with the asset and liability method by applying current statutory tax rates to (a) temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities and (b) net operating loss and alternative minimum tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date.

     No provision is made for U.S. income taxes applicable to undistributed earnings of ACRI and the foreign affiliates that are indefinitely reinvested in those entities. Undistributed earnings of ACRI and the foreign affiliates amounted to $118.2 million at December 31, 1998. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practicable to determine the amount of U.S. income taxes or foreign withholding taxes that would be payable upon the remittance of those earnings.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     The provision for income taxes consists of the following:

                                                          Year ended December 31,
                                                          -----------------------
                                                         1998       1997       1996
                                                         ----       ----       ----
                                                               (in thousands)
   Current:
      Federal.......................................   $  7,868   $  1,002   $ (1,148)
      State.........................................        465        260        129
                                                       --------   --------   --------
      Total current.................................      8,333      1,262     (1,019)
                                                       --------   --------   --------

   Deferred:
      Federal.......................................     21,479     21,756     10,746
      State.........................................      2,393      2,424      1,651
                                                       --------   --------   --------
      Total deferred................................     23,872     24,180     12,397
                                                       --------   --------   --------
   Total............................................   $ 32,205   $ 25,442   $ 11,378
                                                       ========   ========   ========


     The components of deferred income tax expense were as follows:

                                                          Year ended December 31,
                                                          -----------------------
                                                         1998       1997       1996
                                                         ----       ----       ----
                                                               (in thousands)

   Depreciation and amortization....................   $ 23,841   $ 28,045   $ 17,077
   Sale-leaseback transactions......................        253        431        613
   Alternative minimum tax..........................     (7,761)      (938)     2,234
   Net operating loss carryforwards.................      7,966     (4,736)    (7,534)
   Provisions for bad debts, casualties, claims.....
      and other expenses............................       (427)     1,378          7
                                                       --------   --------   --------
   Total                                               $ 23,872   $ 24,180   $ 12,397
                                                       ========   ========   ========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax (liabilities) assets are presented below:

                                                                 December 31,
                                                                 ------------
                                                               1998         1997
                                                               ----         ----
                                                                (in thousands)
   Deferred tax liabilities principally due to
      differences in depreciation on properties...........   $(155,081)  $(131,240)
   Deferred tax assets:
      Net operating loss carryforwards....................      11,965      19,931
      Alternative minimum tax credit carryforwards........      17,568       9,807
      Sale-leaseback transactions.........................       4,694       4,947
      Accruals and allowances for bad debts, casualties,..
         claims and other expenses........................       1,033         606
                                                             ---------   ---------
   Total deferred tax assets..............................      35,260      35,291
                                                             ---------   ---------
   Net deferred tax liability.............................   $(119,821)  $ (95,949)
                                                             =========   =========

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     The net deferred tax liability is classified in the consolidated balance sheets as follows:


                                                              December 31,
                                                              ------------
                                                            1998        1997
                                                            ----        ----
                                                             (in thousands)
     Noncurrent deferred tax liability.................  $(121,116)  $(97,199)
     Current deferred tax asset........................      1,295      1,250
                                                         ---------   --------
     Net deferred tax liability........................  $(119,821)  $(95,949)
                                                         =========   ========

       The reconciliation of the statutory tax rate to the effective income tax rate is as follows:


                                                                  Year ended December 31,
                                                                  -----------------------
                                                                1998       1997       1996
                                                                ----       ----       ----
     Statutory rate......................................       35.0%      35.0%      35.0%
     State income taxes, net of Federal tax benefit......        4.0        3.9        4.0
     Other...............................................        0.6        0.7        0.6
                                                                ----       ----       ----
     Effective rate......................................       39.6%      39.6%      39.6%
                                                                ====       ====       ====

     The Company had net operating loss carryforwards ("NOLs") at December 31, 1998 for income tax purposes totaling $30.7 million, which will begin to expire in 2008. The Company expects to be able to utilize these NOLs to offset future tax liabilities.

(9)  Benefit Plans
     -------------

     Profit-based Incentive Plans
     ----------------------------

     The Company has profit-based incentive plans for all full-time employees. Amounts accrued under these plans were based primarily upon targeted operating results set at the beginning of the plan year. During 1998, 1997 and 1996, $10.4 million, $3.4 million and $3.3 million, respectively, were accrued under provisions of these incentive plans.

        WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     Stock Option Plans
     ------------------

     The Company has four stock option plans under which certain key management employees and members of the Company's Board of Directors may be granted options to purchase shares of the Company's common stock. Options may have a duration of up to 10 years and have an exercise price not less than the fair market value of the common stock at the time of the grant. A summary of activity in the Company's stock option plans as of December 31, 1998 is presented below:

                                                          Average     Number
                                                           Option       of
                                                           Price      Shares
                                                          -------   ---------
     Options outstanding at December 31, 1995...........  $13.12    1,142,112
          Granted in 1996...............................   29.91      186,000
          Exercised in 1996.............................   11.69     (238,412)
                                                                    ---------
     Options outstanding at December 31, 1996...........   16.30    1,089,700
          Granted in 1997...............................   33.89       74,000
          Exercised in 1997.............................   13.47     (163,195)
                                                                    ---------
     Options outstanding at December 31, 1997...........   18.06    1,000,505
          Granted in 1998...............................   21.22       97,000
          Exercised in 1998.............................   13.42      (33,936)
                                                                    ---------
     Options outstanding at December 31, 1998...........   18.50    1,063,569
                                                                    =========
     Options available for grant at December 31, 1998...            2,170,560
                                                                    =========
     Total options exercised through December 31, 1998..  $ 8.06    1,085,871
                                                                    =========

     Of the options outstanding at December 31, 1998 under the Company's stock option plans, 903,569 were vested and fully exercisable, 128,750 will vest in 1999, 18,750 will vest in 2000 and 12,500 will vest in 2001.

     Summarized information about the Company's stock options outstanding at December 31, 1998 is as follows:

                                        Weighted-
                                         Average
                                        Remaining
         Range of          Options     Contractual
      Exercise Price     Outstanding  Life in Years
     -----------------   -----------  -------------

     $ 12.00 - $ 17.63     728,369         5.7
     $ 20.53 - $ 24.50     105,200         8.9
     $ 29.67 - $ 36.50     230,000         7.6

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     Employee Stock Purchase Plans
     -----------------------------

     In 1991, the Company adopted an Employee Stock Purchase Plan ("Purchase Plan"). Under the Purchase Plan, all eligible employees who elect to participate are granted an option to purchase, one year following the date of grant, a number of common stock shares not to exceed 7.5% of their annual base salary divided by the purchase price per share. The purchase price per share under the Purchase Plan is the lesser of 85% of the market value of the common stock as of the grant date or 85% of the market value on the exercise date. In December 1995, the Company established a plan similar to the Purchase Plan for ACRI (collectively, the two plans are referred to as the "Purchase Plans"). Information regarding the Purchase Plans is summarized below:

                                                Average     Number
                                               Purchase       of
                                                 Price      Shares
                                               --------   -----------

     Shares authorized for purchase............            2,625,000
          Purchased through December 31, 1995..  $ 4.80     (566,064)
          Purchased in 1996....................   13.88      (93,824)
          Purchased in 1997....................   27.62      (70,650)
          Purchased in 1998....................   19.34      (97,861)
                                                           ---------
     Total shares available to be purchased..              1,796,601
                                                           =========

     At December 31, 1998, participating employees have accumulated $0.9 million under the Purchase Plans through payroll deductions that can be used to purchase shares of common stock in 1999.

     Stock-Based Compensation Pro Forma Information
     ----------------------------------------------

     In October 1995, the Financial Accounting Standards Board issued its Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument, and gives entities a choice of recognizing related compensation expense by adopting the new fair value method or continuing to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APBO 25"). The Company has elected to continue to account for stock-based compensation using the method prescribed in APBO 25. Accordingly, no compensation cost has been recognized for the Company's stock-based employee compensation plans. Had compensation cost for the Company's stock-based employee compensation plans been recorded based on the fair value method prescribed by SFAS 123, the Company's net income and earnings per common share would have been reduced to the pro forma amounts indicated below:


                                                  1998     1997     1996
                                                 -------  -------  -------

     Net income - as reported (in thousands)...  $76,294  $77,426  $48,432
     Net income - pro forma (in thousands).....   75,528   76,663   47,044
     Diluted earnings per share - as reported..     1.49     1.51     0.95
     Diluted earnings per share - pro forma....     1.47     1.49     0.92

     For purposes of the above pro forma calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for various grants: expected volatility of 33% for options granted in 1995 and ranging from 34% to 40% for options granted in 1996 through 1998; risk-free interest rate ranging from 4.3% to 6.7% based upon the date of the option grant; and expected lives of four to six years. Pro forma net income reflects only

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     options granted subsequent to January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost for options granted prior to January 1, 1995 is not considered.

     Other
     -----

     All U.S. employees of the Company are covered under the Railroad Retirement Act. All Canadian employees are covered under the government-sponsored Canadian Pension Plan and the ACRI Employee Retirement Savings Plan ("Savings Plan"). Under the Savings Plan, employees may elect to contribute up to 5% of their income on a pre-tax basis to the Savings Plan. The Company matches twice the amount contributed by each employee up to a maximum of 10%. In 1998, 1997 and 1996, such matching contributions by the Company amounted to $0.6 million, $0.6 million and $0.9 million, respectively.

(10) Sale-Leaseback Transactions
     ---------------------------

     The Company has entered into sale-leaseback transactions (predominantly relating to equipment) with third-party financing institutions. These transactions have resulted in gains which have been reflected as deferred income in the Company's consolidated balance sheets. The gains on sale-leaseback transactions are amortized over the terms of the related operating leases.

     The following table indicates the future amortization of deferred gains on sale-leaseback transactions:


              Year              Amount
              ----              ------
                            (in thousands)

              1999........      $ 1,255
              2000........        1,255
              2001........        1,255
              2002........        1,141
              2003........        1,020
              Thereafter..        4,387
                                -------
              Total.......      $10,313
                                =======

(11) Leases
     ------

     Total operating lease expense (predominantly relating to equipment) amounted to $30.5 million, $29.3 million, and $30.4 million in 1998, 1997, and 1996, respectively.

     Minimum future lease payments under operating leases that have remaining noncancelable lease terms in excess of one year are as follows:


              Year              Amount
              ----              ------
                            (in thousands)

              1999........      $ 31,007
              2000........        29,800
              2001........        28,634
              2002........        27,808
              2003........        26,308
              Thereafter..       163,632
                                --------
              Total.......      $307,189
                                ========

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(12) Other Income
     ------------


                                                        Year ended December 31,
                                                       --------------------------
                                                        1998      1997      1996
                                                       ------    ------    ------
                                                             (in thousands)
     Rental income.................................    $1,503    $1,442    $1,365
     Gains on property sales.......................       592       682     1,015
     Financing and organization cost amortization..      (469)     (510)     (459)
     Other, net....................................      (309)     (380)     (109)
                                                       ------    ------    ------
      Total........................................    $1,317    $1,234    $1,812
                                                       ======    ======    ======

(13) Sale of Rights Under Transportation Agreement
     ---------------------------------------------

     In March 1998, the Company sold its rights under a five year transportation agreement that was scheduled to terminate in 1999 for $5.4 million. The amount, payable in two equal installments in March 1998 and March 1999, was recorded as non-operating income in the Company's consolidated statement of income for the year ended December 31, 1998. The Company received its first installment of $2.7 million in March 1998.

(14) Significant Customers
     ---------------------

     In 1998, one customer accounted for 12.4% of the Company's gross freight revenues. In 1997 and 1996, no single customer accounted for more than 10% of the Company's gross freight revenues.

(15) International Affiliates
     ------------------------

     The Company's international business is conducted through affiliates located in the United Kingdom, New Zealand and Australia.

     Investments in International Affiliates
     ---------------------------------------

     The Company's investments in its international affiliates are summarized as follows:


                            December 31,
                       ----------------------
                         1998          1997
                       --------      --------
                           (in thousands)
     EWS............   $132,732      $110,436
     Tranz Rail.....     35,849        37,245
     ATN............      5,169         4,808
                       --------      --------
     Total..........   $173,750      $152,489
                       ========      ========

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

      Equity in Net Income of International Affiliates
      ------------------------------------------------

      The Company's equity in net income of its international affiliates is summarized below. EWS' principal rail freight business is included from February 1996. The Company's investment in ATN was made in November 1997.


                                                  Year Ended December 31,
                                               ----------------------------
                                                 1998       1997      1996
                                               -------    -------   -------
                                                     (in thousands)

      EWS...............................       $21,664    $29,881   $22,827
      Tranz Rail........................         4,851      8,707     9,850
      ATN...............................           652         30        --
                                               -------    -------   -------
      Total.............................       $27,167    $38,618   $32,677
                                               =======    =======   =======

      English Welsh & Scottish Railway Holdings Limited
      -------------------------------------------------

      The Company currently owns approximately 33% of EWS which provides most of the rail freight services in Great Britain, operates freight trains through the English Channel tunnel and carries mail for the Royal Mail. The EWS businesses were acquired from British Rail in privatization transactions during the period from late 1995 to late 1997, with the acquisition of the principal rail freight business occurring in February 1996. The Company has invested approximately $53.4 million in EWS.

      The Company has been granted performance-based options to acquire additional shares in EWS to compensate it for its leadership of the consortium. In addition, EWS has issued options to certain of its officers and directors, and warrants to the investment banking firm that facilitated the acquisition of EWS. Assuming that all options and warrants are exercised, the Company's equity interest in EWS will be approximately 33%.

      The Company is party to a management services agreement with EWS under which the Company provides management services to EWS, including principally making available the services of certain Company executives for full time employment by EWS, training of EWS personnel by the Company and making available the expertise and consulting services of the President of the Company. Amounts earned by the Company from EWS for services under the management services agreement (not including the services of Company executives who are paid directly by EWS) were $2.3 million, $2.2 million and $1.6 million in 1998, 1997 and 1996, respectively. The management services agreement is subject to renewal on an annual basis.

      Four of the directors of the Company are directors of, and hold shares and options of, EWS.

      Tranz Rail Holdings Limited
      ---------------------------

      The Company currently owns approximately 24% of Tranz Rail, which operates a 2,400 route mile freight and passenger rail business, an interisland ferry business and a trucking business in New Zealand. The Company has invested approximately $22.2 million in Tranz Rail, and has received approximately $26.6 million in proceeds from return of capital and dividends through December 31, 1998.

      Tranz Rail completed an initial public offering of its common stock on June 18, 1996 and is listed on the Nasdaq stock market in the United States and on the New Zealand Stock Exchange in New Zealand. Total market capitalization of Tranz Rail as of December 31, 1998 was approximately $271.7 million.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

      The Company is party to a management services agreement with Tranz Rail under which the Company provides management services to Tranz Rail, including principally making available the services of certain Company executives for full time employment by Tranz Rail, training of Tranz Rail personnel by the Company and making available the expertise and consulting services of the President of the Company. Amounts earned by the Company from Tranz Rail for services under the management services agreement (not including the services of Company executives who are paid directly by Tranz Rail) were $0.7 million, $1.1 million, and $0.7 million in 1998, 1997, and 1996 respectively. The management services agreement is subject to renewal on an annual basis.

      Six of the directors of the Company are directors of, and hold shares or options (or both) of Tranz Rail.

      Australian Transport Network Limited
      ------------------------------------

      A consortium of investors, including WCI, Tranz Rail, Berkshire Partners ("Berkshire"), an American private equity firm and Fay Richwhite, a New Zealand investment firm, formed ATN and in November 1997 acquired the government-owned rail business in Tasmania, an island state of Australia, for approximately $15.4 million in a privatization transaction. WCI owns approximately 33% of ATN, which provides all the commercial rail freight service in Tasmania over its 450 route mile rail system. WCI's equity investment in ATN approximated $5.1 million.

      In connection with the establishment of ATN, each of Berkshire and Fay Richwhite granted the Company options to purchase an additional 1.21% of the shares of ATN at any time during a five year period ending November 14, 2002. The options initially had an exercise price equal to 104% of the price all shareholders initially paid for their shares of ATN; that price increases by approximately 3.5% at each anniversary of the funding of ATN.

      Participation of Berkshire Partners
      -----------------------------------

      Berkshire, of which one of the directors of the Company, EWS, Tranz Rail and ATN is an executive officer, director and beneficial owner of shares, has participated in each of the investment consortiums related to the Company's international affiliates. Berkshire continues to hold shares in Tranz Rail, EWS and ATN.

      Summary Financial Information
      -----------------------------

      The combined results of operations and financial position of the Company's international affiliates are summarized below (EWS' principal rail freight business is included from February 24, 1996 and ATN is included from November 14, 1997):

                 Combined Condensed Balance Sheet Information:

                                                     December 31,
                                                ----------------------
                                                    1998        1997
                                                ----------  ----------
                                                    (in thousands)

      Current assets.........................   $  471,672  $  517,523
      Total assets...........................    1,774,420   1,701,603
      Current liabilities....................      417,652     328,633
      Total liabilities......................    1,125,760   1,107,242
      Total equity...........................      648,660     594,361

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     Combined Condensed Income Statement Information:

                                                       Year Ended December 31,
                                                    -----------------------------
                                                    1998        1997         1996
                                                    ----        ----         ----
                                                           (in thousands)

     Operating revenues....................     $1,225,642   $1,239,252   $1,138,130
     Operating income.......................       132,659      187,311      211,330
     Net income.............................        88,439      128,482      109,194

     The borrowing arrangements of EWS and ATN each contain provisions which substantially restrict their ability to transfer funds to the Company in the form of cash dividends, loans and advances. Tranz Rail's net assets are not similarly restricted.

     The Company's retained earnings included undistributed earnings of international affiliates of $114.6 million and $89.6 million at December 31, 1998 and 1997, respectively.

(16) Acquisitions
     ------------

     Duck Creek North Lines
     ----------------------

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

     Wausau/Hayward Lines
     --------------------

     On May 31, 1997, WCL began operations over 18 route miles of rail lines serving Wausau and Hayward, Wisconsin. WCL acquired the track for $3.9 million.

(17) Contingencies
     -------------

     Lomira Derailment
     -----------------

     On November 22, 1997, eleven cars of a WCL train derailed in Lomira, Wisconsin. Several of the cars collided with a portion of the wall of a nearby factory, damaging the factory, killing one factory worker and injuring four others. No lawsuits have been filed. Settlements have been reached with the factory and the wife and daughter of the deceased. WCL intends to use its best efforts to settle any other claims that arise as a result of this accident. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company's financial position or its annual financial results of operations.

     Weyauwega Derailment
     --------------------

     On March 4, 1996, WCL had a derailment in Weyauwega, Wisconsin involving thirty-five cars, fourteen of which contained propane or liquified petroleum gas and two of which contained sodium hydroxide solution. The total cost for the derailment is currently estimated at $28.0 million. The Company believes that its insurance policies will cover substantially all the costs of this derailment, in excess of $2.5 million of deductibles. During the first quarter of 1996, the Company recorded a pretax provision of $2.5 million for the combined deductibles under its property damage and liability insurance policies. Through December 31, 1998, the Company had funded approximately $27.2 million in costs incurred as a result of this derailment and had received approximately $23.9 million in reimbursements from insurance companies. Two businesses have filed separate suits for damages, one in the District Court

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     of Waupaca County, Wisconsin and the other in the U.S. District Court for the Eastern District of Wisconsin. The Waupaca County matter has been dismissed and no appeal was taken. The U.S. District Court for the Eastern District of Wisconsin dismissed the case brought in that court. The Plaintiffs appealed to the Seventh Circuit Court of Appeals. Their appeal was dismissed on jurisdictional grounds. The Company anticipates the Plaintiffs may appeal that ruling. It is the opinion of management that the resolution of this matter will not have a material adverse effect on the Company's financial position or its annual financial results of operations.

     BOCT Complaint
     --------------

     On June 4, 1993, WCL was served with a complaint filed by the Baltimore & Ohio Chicago Terminal Railway Company ("BOCT") in the United States District Court for the Northern District of Illinois, Eastern Division. In its complaint, the BOCT claimed that WCL owed BOCT for intermediate switching and car hire reclaim charges allegedly incurred from July 1988 through February 1993. Arbitration hearings were held in 1995, and in June 1996 the arbitration panel ruled in favor of BOCT. The arbitration panel's ruling awarded BOCT $16.8 million of disputed switching and car hire reclaim charges, and $2.5 million of interest relating to such charges. Based upon the arbitration panel's ruling, the Company recorded in its 1996 consolidated statement of income pretax provisions of $15.8 million, representing amounts awarded in excess of previously recorded accruals. Additional interest of $1.2 million, $0.9 million and $0.4 million was accrued on the unpaid award amount in 1998, 1997 and 1996, respectively.

     In April 1997, WCL filed a petition with the Surface Transportation Board ("STB") contesting substantially all BOCT switching charges. That matter is pending before the STB. The U.S. District Court issued a final ruling on the case affirming the arbitration award on August 28, 1997. WCL appealed this ruling to the U.S. Court of Appeals in September 1997. Along with the appeal, WCL posted a $23.5 million letter of credit to cover amounts which may be payable to BOCT if all appeals and proceedings prove unsuccessful. In August 1998, the Court of Appeals affirmed the District Court's ruling and in October 1998 denied WCL's petition for rehearing. WCL has filed a writ of certiorari with the U.S. Supreme Court. Separately, during the U.S. District Court proceedings, WCL was authorized to pursue with the STB various matters included in the dispute.

     Waukesha Environmental Matter
     -----------------------------

     On April 2, 1996, WCL received a request for documents from the U.S. Department of Justice ("DOJ") relating to the demolition of a foundry and roundhouse on WCL's property in Waukesha, Wisconsin, performed by contractors for WCL in 1993. A request for additional documents was received on November 21, 1996. WCL has complied with the requests. Previously, in March 1994, WCL had received a Notice of Violation of the Clean Air Act (the "Act") and the National Emission Standard for Asbestos (the "Asbestos NESHAP") promulgated thereunder from the U.S. Environmental Protection Agency ("USEPA") in connection with the demolition. The Notice of Violation alleged that WCL violated the Clean Air Act and the Asbestos NESHAP because of the failure of the demolition contractor hired by WCL to provide notice of its intent to demolish a building containing asbestos and the failure of the contractor to have on the site during demolition an authorized representative trained in NESHAP. The Notice of Violation did not specify any penalty or demand any relief. The USEPA held a conference with WCL on April 11, 1994 to discuss the Notice of Violation prior to a determination of any enforcement action to be taken under section 113 of the Act. WCL has not been informed whether the 1996 request for documents is related to the 1994 Notice of Violation. In June 1997, WCL was notified by the EPA that the DOJ had determined there was no cause to seek criminal prosecution against WCL or any individual employee. On March 10, 1998, the Company received notice that the DOJ is considering a federal court action against WCL seeking injunctive relief and civil penalties in an unspecified amount, unless the matter is settled. On November 9, 1998, the parties entered into a consent Decree settling the matter for $85,000.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     Property Tax Dispute
     --------------------

     In October 1995, the Circuit Court of Dane County ruled in favor of a Wisconsin Department of Revenue ("WDR") retroactive assessment of personal property taxes for the tax years 1990 through 1993 against all Wisconsin railroads, including WCL and FV&W. WCL, FV&W and the other railroads involved have appealed the statutory law rulings. As a result of the ruling, the Company recognized the $3.0 million retroactive assessment, as well as accrued interest of $0.7 million, in its 1995 consolidated statement of income. In January 1999, after voluntarily dismissing other issues involved in the case, WCL, FV&W and the other railroads involved appealed the statutory law ruling to the Wisconsin Court of Appeals. The railroads, including WCL and FV&W, had also filed suits in state court which alleged discrimination in the assessment of taxes. In 1998, the railroads voluntarily dismissed the discrimination claims to proceed with the appeal of the 1990 to 1993 retroactive assessment. WCL and FV&W separately filed suit challenging other WDR tax valuation practices with respect to their 1994 through 1997 tax bills. In 1998, WCL and FV&W reached settlement with the WDR on the valuation practices which resulted in a reduction of the 1994 through 1997 tax bills of $0.9 million.

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

(18) Unaudited Quarterly Financial Data
     ----------------------------------

                                                         First   Second    Third   Fourth
                                                        Quarter  Quarter  Quarter  Quarter    Year
                                                        -------  -------  -------  -------  --------
                                                          (in thousands, except per share amounts)

     1998:
          Operating revenues..........................  $83,957  $84,959  $88,814  $86,332  $344,062
          Operating income............................   15,988   23,939   26,350   25,462    91,739
          Net income..................................   20,429   19,027   19,414   17,424    76,294
          Basic earnings per share....................     0.40     0.37     0.38     0.34      1.49
          Diluted earnings per share..................     0.40     0.37     0.38     0.34      1.49

     1997:
          Operating revenues..........................  $80,261  $84,993  $85,168  $83,088  $333,510
          Operating income............................   15,085   21,147   23,312   18,135    77,679
          Net income..................................   17,634   20,681   21,401   17,710    77,426
          Basic earnings per share (1)................     0.35     0.41     0.42     0.35      1.52
          Diluted earnings per share (1)..............     0.34     0.40     0.42     0.34      1.51

     (1) Sum of the quarterly earnings per share amounts does not equal the total due to rounding.

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

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

     The following documents are filed as a part of this Report:

          (a) (1) Financial Statements


                 Consolidated Balance Sheets..................................   31-32
                 Consolidated Statements of Income............................      33
                 Consolidated Statements of Changes in Stockholders' Equity...      34
                 Consolidated Statements of Cash Flows........................      35
                 Notes to Consolidated Financial Statements...................   36-51

              (2)  Schedules

              All schedules have been omitted as not applicable or not required or because the information required to be shown therein is included in the financial statements or notes thereto.


              (3)  Exhibits

              The exhibits set forth in the accompanying Index to Exhibits are filed as a part of this report.


          (b) Reports on Form 8-K filed during the quarter ended December 31, 1998.

              The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WISCONSIN CENTRAL TRANSPORTATION
                                    CORPORATION
                                     (Registrant)


                                    By:  /s/ Edward A. Burkhardt
                                        ------------------------
                                        Edward A. Burkhardt, Chairman, President
                                         and Chief Executive Officer

                                    Date: March 26, 1999
                                          ---------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                           Title
          ---------                           -----

By:       /s/ Edward A. Burkhardt   Chairman, President, Chief Executive Officer
         -------------------------  and Director (Principal Executive Officer)
           (Edward A. Burkhardt)

Date:    March 26, 1999
         ------------------------

By:      /s/ Thomas F. Power, Jr.   Executive Vice President, Chief Financial Officer
         ------------------------   and Director (Principal Financial Officer)
         (Thomas F. Power, Jr.)

Date:    March 26, 1999
         ------------------------

By:      /s/ Walter C. Kelly        Vice President, Finance (Principal Accounting
         ------------------------   Officer)
         (Walter C. Kelly)

Date:    March 26, 1999
         ------------------------

By:      /s/ Thomas W. Rissman      Director
         ------------------------
         (Thomas W. Rissman)

Date:    March 26, 1999
         ------------------------

By:      /s/ Carl Ferenbach         Director
         ------------------------
         (Carl Ferenbach)

Date:    March 26, 1999
         ------------------------

By:      /s/ Roland V. McPherson    Director
         ------------------------
         (Roland V. McPherson)

Date:    March 26, 1999
         ------------------------

By:      /s/ John W. Rowe           Director
         ------------------------
         (John W. Rowe)

Date:    March 26, 1999
         ------------------------


                                EXHIBITS INDEX


     Number                         Exhibit
     ------                         -------


      3.1 Restated Certificate of Incorporation of the registrant, as amended (Incorporated by reference to Exhibit 3 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

      3.2     Amendment dated March 16, 1999 to the By-laws of the registrant

      3.3     By-laws of the Registrant, as amended to date

      4.1 Credit Agreement dated as of November 21, 1994 among registrant, Bank of America National Trust and Savings Association and the Banks signatory thereto (Incorporated by reference to Exhibit 4(a) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994) (see Exhibits 4.2 and 4.3 for subsequent amendment)

      4.2 Amendment No. 1, dated as of October 23, 1995, to the Credit Agreement filed as Exhibit 4.1 (Incorporated by reference to Exhibit 4(C) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

      4.3 Second Amendment, dated as of December 17, 1996, to the Credit Agreement filed as Exhibit 4.1 (Incorporated by reference to Exhibit 4(C) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

      4.4 Indenture dated April 21, 1998 between the registrant and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Form S-3 (Registration No. 333-44049) filed under the Securities Act on January 12, 1998)

      4.5 Form of Security issued by registrant pursuant to Indenture filed as Exhibit 4.4 (Incorporated by reference to Exhibit 4.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

              Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, registrant is not filing any instrument with respect to long-term debt in cases in which the amount of debt securities authorized under the instrument does not exceed 10 percent of the total assets of registrant. Registrant agrees to furnish a copy of each such instrument to the Commission upon request.

     10.1 Director Stock Option Plan of the registrant (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 4.1 to registrant's Registration Statement on Form S-8 (Registration No. 33-84088) filed under the Securities Act on September 19, 1994)

     10.2 Supplement to Director Stock Option Plan (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 4.2 to registrant's Registration Statement on Form S-8 (Registration No. 33-84088) filed under the Securities Act on September 19, 1994)

     10.3 Long Term Deferred Compensation Plan of the registrant dated December 9, 1993 (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 10(jj) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.4 Key Management Stock Option Plan of the registrant (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 10(s) to registrant's Registration Statement on Form S-1 (Registration No. 33-39939) filed under the Securities Act and declared effective by the Securities and Exchange Commission on May 21, 1991) (see
              Exhibit 10.5 for subsequent amendment)

    Number                           Exhibit
    ------                           -------

     10.5 Amendment No. 1, dated May 20, 1993, to Key Management Stock Option Plan (amending Key Management Stock Option Plan filed as
              Exhibit 10.4) (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 10(ii) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.6 Management Incentive Compensation Plan of the registrant (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 10(f) to registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1997)

     10.7 Stockholders Agreement of the registrant dated October 11, 1987 as amended April 1, 1991 (Incorporated by reference to Exhibit 10(q) to registrant's Registration Statement on Form S-1 (Registration No. 33-39939) filed under the Securities Act and declared effective by the Securities and Exchange Commission on May 21,
              1991) (see Exhibit 10.8 for subsequent amendment)

     10.8 Amendment No. 2 to Stockholders Agreement dated as of April 1, 1992 (amending Stockholders Agreement filed as Exhibit 10.7) (Incorporated by reference to Exhibit 10(aa) to registrant's Registration Statement on Form S-1 (Registration No. 33-52022) filed under the Securities Act and declared effective by the Commission on December 14, 1992)

     10.9 1997 Long-Term Incentive Plan (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 4.3 to registrant's Registration Statement on Form S-8 (Registration No. 333-35493) filed under the Securities Act on September 12, 1997)

     10.10 1998 Stock Option Plan for New Directors (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 4.3 to registrant's Registration Statement on Form S-8 (Registration No. 333-69529) filed under the Securities Act on December 23, 1998)

     21.1 Subsidiaries of registrant (Incorporated by reference to Exhibit 21 to registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1997)

     23.1     Consent of KPMG LLP

     27.1     Financial Data Schedule