Form 10-Q
period 1999-03-31
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 1999-05-14
CIK 874213

================================================================================


                        UNITED STATES SECURITIES AND
                             EXCHANGE COMMISSION
                           Washington, D.C. 20549

                 -----------------------------------------


                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


               For the quarterly period ended March 31, 1999
                                              --------------


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

Indicate the number of shares outstanding of the
Issuer's common stock as of April 30, 1999:                    51,145,644 shares



================================================================================

                  WISCONSIN CENTRAL TRANSPORTATION CORPORATION

                                    FORM 10-Q

                          Quarter Ended March 31, 1999



CONTENTS                                                                    PAGE

Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets...........................       1

                  Consolidated Statements of Income.....................       3

                  Consolidated Statements of Cash Flows.................       4

                  Notes to Consolidated Financial Statements............       5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........       6

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk.....................................      10


Part II - Other Information

          Item 1.  Legal Proceedings....................................      11

          Item 5.  Other Information....................................      11

          Item 6.  Exhibits and Reports on Form 8-K.....................      12

Signatures..............................................................      13

Index to Exhibits.......................................................      14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                                Consolidated Balance Sheets

                                                     (in thousands)

                                                         Assets


                                                                                            March 31,    December 31,
                                                                                               1999          1998
                                                                                          -----------    -----------
                                                                                           (Unaudited)     (Audited)
Current assets:
    Cash and cash equivalents...........................................................  $     4,687    $     2,972
    Receivables, net of allowance for doubtful accounts of $1,918
       and $1,847 at March 31, 1999 and December 31, 1998...............................       81,002         78,525
    Materials and supplies..............................................................       32,089         23,610
    Deferred income taxes...............................................................        1,295          1,295
    Other current assets................................................................        1,972          1,418
                                                                                          -----------    -----------
       Total current assets.............................................................      121,045        107,820

Investments in international affiliates.................................................      174,768        173,750

Properties:
    Roadway and structures..............................................................      718,081        706,995
    Equipment...........................................................................      121,226        118,990
                                                                                          -----------    -----------
       Total properties.................................................................      839,307        825,985
    Less accumulated depreciation.......................................................      (99,445)       (94,850)
                                                                                          -----------    -----------
       Net properties...................................................................      739,862        731,135

Other assets, principally deferred financing costs......................................        3,123          3,335
                                                                                          -----------    -----------
       Total assets.....................................................................  $ 1,038,798    $ 1,016,040
                                                                                          ===========    ===========


                          The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                               Consolidated Balance Sheets

                                           (in thousands, except share amounts)

                                           Liabilities and Stockholders' Equity


                                                                                            March 31,    December 31,
                                                                                               1999          1998
                                                                                          -----------    -----------
                                                                                           (Unaudited)     (Audited)
Current liabilities:
    Short-term debt....................................................................   $     2,389    $     2,118
    Accounts payable...................................................................        48,161         46,116
    Accrued expenses...................................................................        91,908         87,404
    Accrued disputed switching charges and associated interest.........................            --         21,797
    Income taxes payable...............................................................           819          4,219
    Interest payable...................................................................         4,745          2,560
                                                                                          -----------    -----------
       Total current liabilities.......................................................       148,022        164,214

Long-term debt.........................................................................       294,484        271,681

Other liabilities......................................................................         4,932          4,722

Deferred income taxes..................................................................       126,611        121,116

Deferred income........................................................................         9,974         10,313
                                                                                          -----------    -----------

       Total liabilities...............................................................       584,023        572,046

Stockholders' equity:
    Preferred stock, par value $1.00; authorized 1,000,000
       shares; none issued or outstanding..............................................            --             --
    Common stock, par value $.01; authorized 150,000,000 shares;
       issued and outstanding, 51,145,644 shares at March 31, 1999
       and 51,142,644 shares at December 31, 1998......................................           511            511
    Paid in capital....................................................................       114,873        114,833
    Retained earnings..................................................................       343,614        329,941
    Accumulated other comprehensive income.............................................        (4,223)        (1,291)
                                                                                          -----------    -----------
       Total stockholders' equity......................................................       454,775        443,994
                                                                                          -----------    -----------
       Total liabilities and stockholders' equity......................................   $ 1,038,798    $ 1,016,040
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



                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                           Consolidated Statements of Income

                                       (in thousands, except per share amounts)

                                                      (Unaudited)

                                                                                              For the Quarter Ended
                                                                                                     March 31,
                                                                                                 1999          1998
                                                                                              --------      --------
Operating revenues.........................................................................   $ 88,520      $ 83,957

Operating expenses:
     Roadway and structures................................................................     13,898        13,672
     Equipment    .........................................................................     18,425        16,921
     Transportation........................................................................     28,896        27,708
     General and administrative............................................................      9,342         9,668
                                                                                              --------      --------
         Operating expenses................................................................     70,561        67,969
                                                                                              --------      --------
Income from operations.....................................................................     17,959        15,988

Other income (expense):
     Sale of rights under transportation agreement.........................................         --         5,445
     Interest expense......................................................................     (4,204)       (4,208)
     Other, net   .........................................................................        272           138
                                                                                              --------      --------
         Total other income (expense), net.................................................     (3,932)        1,375
                                                                                              --------      --------
Income before income taxes and equity in net income of
     international affiliates..............................................................     14,027        17,363

Provision for income taxes.................................................................      5,554         6,875
                                                                                              --------      --------
Income before equity in net income of international affiliates.............................      8,473        10,488

Equity in net income of international affiliates...........................................      5,200         9,941
                                                                                              --------      --------
Net income.................................................................................   $ 13,673      $ 20,429
                                                                                              ========      ========

Earnings per common share:

     Basic.................................................................................   $    .27      $    .40
                                                                                              ========      ========

     Diluted...............................................................................   $    .27      $    .40
                                                                                              ========      ========

Average common shares outstanding:

     Basic.................................................................................     51,143        51,014
                                                                                              ========      ========

     Diluted, including dilutive effect of common stock options............................     51,219        51,369
                                                                                              ========      ========

                            The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                              WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                          Consolidated Statements of Cash Flows

                                                     (in thousands)

                                                      (Unaudited)
                                                                                                For the Quarter Ended
                                                                                                       March 31,
                                                                                                 1999           1998
                                                                                              --------    --------

Cash flows from operating activities:
     Net income   ..........................................................................   $ 13,673     $ 20,429
     Reconciliation of net income to net cash
         provided by operating activities:
         Depreciation and amortization......................................................      5,538        4,844
         Deferred income taxes..............................................................      5,495        6,629
         Equity in net income of international affiliates...................................     (5,200)      (9,941)
         Gains on property sales............................................................        (72)         (65)
         Net amortization of deferred gain on sale-leaseback of equipment...................       (339)        (280)
         Changes in working capital:
              Accounts receivable...........................................................     (2,477)      (2,849)
              Materials and supplies........................................................     (8,479)      (3,954)
              Other current assets, excluding deferred income taxes.........................       (554)          (5)
              Accrued disputed switching charges and related interest.......................    (21,797)         305
              Other current liabilities.....................................................      5,334        7,256
         Other, net.........................................................................        210          (40)
                                                                                               --------     --------
     Net cash (used for) provided by operating activities...................................     (8,668)      22,329
                                                                                               --------     --------

Cash flows from investing activities:
     Property additions.....................................................................    (14,092)     (19,640)
     Property sales and other transactions..................................................        262          405
     Dividend from affiliate................................................................      1,099        1,167
                                                                                               --------     --------
     Net cash used for investing activities.................................................    (12,731)     (18,068)
                                                                                               --------     --------

Cash flows from financing activities:
     Long-term debt issued..................................................................     23,074           --
     Repayment of long-term debt............................................................         --       (1,283)
     Issuance of common stock under stock option plans......................................         40          145
                                                                                               --------     --------
     Net cash provided by (used for) financing activities...................................     23,114       (1,138)
                                                                                               --------     --------
     Net increase in cash and cash equivalents..............................................      1,715        3,123
     Cash and cash equivalents, beginning of period.........................................      2,972        4,630
                                                                                               --------     --------
     Cash and cash equivalents, end of period...............................................   $  4,687     $  7,753
                                                                                               ========     ========

Supplemental cash flow information:
     Cash paid during the period for:
         Interest                                                                              $  1,899     $  4,291
         Income taxes........................................................................     3,459           --


                             The accompanying notes to consolidated financial statements are an integral part of these financial statements.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                 March 31, 1999

Basis of Presentation

     The consolidated financial statements presented herein present the results of operations of Wisconsin Central Transportation Corporation ("WCTC") and its wholly owned subsidiaries, Wisconsin Central Ltd., Fox Valley & Western Ltd., WCL Railcars, Inc., Sault Ste. Marie Bridge Company, Wisconsin Central International, Inc. ("WCI"), WC Canada Holdings, Inc. and Algoma Central Railway Inc. ("ACRI"). WCTC, through WCI, also holds a 33% equity interest in English Welsh and Scottish Railway Holdings Limited ("EWS"), whose subsidiaries operate railways in Great Britain, a 24% equity interest in Tranz Rail Holdings Limited ("Tranz Rail"), which operates a nationwide railway in New Zealand, and a 33% equity interest in Australian Transport Network Limited ("ATN") which provides all the commercial rail freight service in Tasmania, an island state of Australia. WCTC and its subsidiaries are hereinafter referred to as the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 1998. In the opinion of management, the information provided in these statements reflects all adjustments, which are of a normal recurring nature, necessary to present fairly such information. The results of operations for any interim period are not necessarily indicative of the results of operations for an entire year.

Reclassifications

     Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

Comprehensive Income Information

     In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Company's comprehensive income consists of (a) net income as reported in the statements of income and
(b) other comprehensive income (loss), which is comprised solely of foreign currency translation adjustments. The Company has not recorded income tax effects of its foreign currency translation adjustments. For the first quarter of 1999, comprehensive income was $10.7 million, as compared to comprehensive income of $17.7 million in the first quarter of 1998. The accumulated amount of other comprehensive income through the date of each balance sheet is presented as a component of stockholders' equity. Comprehensive income is reported in the statement of changes in stockholders' equity in the Company's annual financial statements.

Sale of Rights Under Transportation Agreement

     Prior to November 1997, the Company, together with another railroad, handled metallic ore movements from the upper Midwest to a steel plant in Utah under a five year transportation agreement that was scheduled to terminate in 1999. In March 1998, the Company sold its rights under this transportation agreement for $5.4 million. The amount, paid in two equal installments in March 1998 and March 1999, was recorded as non-operating income in the Company's financial statements in 1998.

Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included herein.

Results of Operations: First Quarter 1999 Compared to First Quarter 1998

     The Company's net income for the quarter ended March 31, 1999 was $13.7 million compared to $20.4 million for the same period in 1998.

     Operating revenues. Operating revenues during the quarter ended March 31, 1999 were $88.5 million compared with $84.0 million for the same period in 1998, an increase of 5%. Gross freight revenues for the quarter ended March 31, 1999 increased in four of six commodity groups, compared with the same period in 1998. Traffic volume, as measured by carloads handled (including as a carload each loaded trailer or container), for the quarter ended March 31, 1999 approximated 135,100 carloads compared with approximately 136,600 carloads in 1998.

     Gross freight revenues for minerals increased by 2%, primarily due to increased demand for roofing material and increases in coal shipments to power producers in the Company's operating territory. Intermodal volume and gross freight revenues increased by 20% and 18%, respectively, primarily due to increased market share resulting from service improvements in the first quarter of 1999. Volume and gross freight revenues for food and grain increased by 27% and 11%, respectively, primarily due to increases in shipments of corn and other grains in the Company's operating territory.

     Both volume and gross freight revenues for industrial products decreased by 13%, primarily due to a reduction of steel shipments from a major customer of ACRI caused by the continued pressure on the steel industry from low price imports from offshore countries. Gross freight revenues for paper and other forest products was flat for the first quarter of 1999.

     The Company began providing haulage services in August 1998 for Canadian National Railway's carload and bulk commodity trains between Superior, Wisconsin and Chicago. Operating revenues for the first quarter of 1999 include $6.5 million related to this service.

     Operating expenses and operating income. Operating expenses for the first quarter of 1999 were $70.6 million, $2.6 million or 4% higher than last year. The increase consists primarily of higher casualty costs, equipment rents and depreciation, offset in part by a decrease in labor expense and fuel costs. The Company's operating ratio (operating expenses as a percentage of operating revenues) was 79.7% in the first quarter of 1999, compared to 81.0% in the first quarter of 1998. Operating income for the first quarter of 1999 was $18.0 million, $2.0 million or 12% higher than last year.

     Casualty costs increased by $2.2 million in the first quarter of 1999 as compared to the same period in 1998 due to an increase in personal injury claims related to train accidents during the quarter. Equipment rents increased by $1.2 million or 20% primarily due to additional lease costs associated with freight cars which the Company sold and leased back in December 1998, as well as new leases entered into during the second half of 1998. Depreciation increased by $0.6 million or 13% primarily due to higher capital spending programs on track and structures to support increasing volume levels related to the haulage arrangement with Canadian National Railway.

     Labor expense decreased by $0.5 million or 2%, primarily due to a reduction in incentive provisions in the first quarter of 1999. Fuel expense decreased by $0.6 million or 10% in the first quarter of 1999 compared with the same period of 1998 primarily as a result of a 14% decrease in fuel prices partially offset by a 3% increase in fuel consumption.

     Interest expense and income taxes. Interest expense for the first quarter of 1999 was $4.2 million, the same as the first quarter of 1998.

     The income tax provision for the first quarter of 1999 was $5.6 million, a decrease of $1.3 million from the first quarter of 1998, due to lower pre-tax income.

     Equity in net income of international affiliates. The Company's 1999 first quarter results included equity in net income of its international affiliates of $5.2 million as compared to $9.9 million for the same period of 1998.

     The Company's equity in the net income of EWS for the first quarter of 1999 was $3.4 million versus $7.9 million in the same quarter a year ago. EWS's operating revenues in the quarter declined 12%, reflecting the reduction of certain freight rates to market levels and weakness in the steel market. EWS's operating expenses in the quarter declined 4%.

     The Company's equity in the net income of Tranz Rail for the first quarter of 1999 was $1.6 million versus $2.0 million in the same quarter a year ago. Tranz Rail's operating revenues decreased 1% as New Zealand's economy remains under pressure. Operating expenses increased 2% including redundancy costs associated with Tranz Rail's planned work force reduction. In addition, the value of the New Zealand dollar was $0.53 compared to the U. S. dollar in the first quarter of 1999, an 8% decline from the year-ago quarter.

     The contribution from ATN for the first quarter of 1999 was $0.2 million versus a slight loss in the year-ago quarter.

Financial Condition:  March 31, 1999 Compared to December 31, 1998

     The Company generated cash in the amount of $1.4 million during the first three months of 1999 from a cash dividend received from Tranz Rail and the sale of assets and $23.1 million from financing activities. These resources, as well as cash on hand, were used to finance capital-related expenditures of $14.1 million and operating activities which used $8.7 million of cash. The amount of cash used for operating activities includes a $21.8 million use of cash to satisfy the BOCT judgment as discussed in Part II, Item 1. "Legal Proceedings".

     The Company had $296.9 million of total debt outstanding at March 31, 1999, which constituted 39.5% of its total capitalization, compared to 38.1% at December 31, 1998. At March 31, 1999, the Company's aggregate unused borrowing availability under its loan facilities totaled $50.0 million.

Year 2000

     In 1997 WCTC began to assess and modify its computer systems so that they can process transactions involving the Year 2000 ("Y2K") and beyond. The Company's Y2K efforts have been a high priority since then. Costs to modify these systems are currently estimated to be $1.6 million and are expensed as incurred. Of this amount, approximately $0.6 million was expensed through March 31, 1999. In addition the Company plans to replace certain hardware and systems with a total cost estimated to be approximately $1 million. Through March 31, 1999, approximately $0.6 million of this amount has been spent and capitalized. As of March 31, 1999, approximately 80% of the Company's systems have been modified and Y2K modifications and testing will continue throughout 1999.

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

     Financial and Administrative Systems - The Company generally utilizes off-the-shelf software which it runs on IBM AS/400 hardware for its financial and administrative systems. In addition, the IBM AS/400 platform along with personal computers, including client-server systems, are utilized in a variety of ways throughout the operations of the Company. This hardware and software is expected to be modified or replaced by September 30, 1999 and tested throughout that year.

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

     Vendor Supplied and Embedded Systems - In addition to traditional computer hardware and software, the Company utilizes a variety of vendor supplied equipment, machinery and systems which contain embedded systems or software that could experience Y2K problems. The Company is contacting and working with its suppliers on those items that are critical to operations or safety related and with other railroads on those items that are common to the industry. As of March 31, 1999, these efforts were approximately 60% complete with the remainder expected to be substantially completed by the middle of 1999. Testing will continue throughout 1999.

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

     EWS - EWS is replacing approximately one-third of its information systems with Y2K compliant systems, retiring some non-compliant systems, and remediating the remainder of its systems so that it will be Y2K compliant. EWS projects that it will be Y2K compliant on all critical systems, components and processes by July 1999. EWS's expenditures for Y2K compliance were approximately $3.7 million through March 31, 1999, and it estimates that an additional $5.6 million will be required, in addition to the cost of replacement systems. The railway system used by EWS is owned and operated by Railtrack, and EWS's operations and financial results could be materially adversely affected if Railtrack fails to achieve Y2K compliance. Railtrack has indicated that it will be Y2K compliant, and EWS is maintaining close liaison with Railtrack's Y2K program. EWS is developing contingency plans within each of its business areas and with key customers to deal with problems that may arise out of Y2K non-compliance.

     Tranz Rail - Tranz Rail has replaced its core financial systems with a new system that is Y2K compliant and is updating its other systems to be Y2K compliant. Tranz Rail reports that it is substantially Y2K compliant at March 31, 1999. Tranz Rail's capital expenditures for new financial systems and Y2K compliance were approximately NZ$19.0 million through March 31, 1999 and it estimates that an additional NZ$1.0 million of such expenditures will be required. Tranz Rail is currently developing contingency plans to cover unexpected failures of essential supplies or undetected internal process faults should they occur.

     Both the Company and its affiliates could be adversely affected, directly and indirectly, by any general disruption in business activity that results from actual or feared failures related to Y2K problems.

Disclaimer Regarding Forward-Looking Statements

     This report contains certain statements that are "forward-looking", within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other matters, the beliefs, expectations, plans and estimates of the Company with respect to certain future events, including without limitation the impact of Y2K issues on computer systems, the impact of governmental regulation, the impact of litigation and regulatory proceedings and the actions to be taken by others (including collective bargaining organizations) and similar expressions concerning matters that are not historical facts. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.

Item 3 - Quantitative And Qualitative Disclosures About Market Risk

     In the ordinary course of business, the Company utilizes various financial instruments which inherently have some degree of market risk. The quantitative and qualitative information presented below describe significant aspects of the Company's financial instrument programs which have material market risk.

     Interest Rate Sensitivity. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include fixed and floating rate debt used to maintain liquidity and fund its business operations. The nature and amount of long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company is not currently a party to any interest rate risk management transactions. The table below presents principal cash flows and related weighted average interest rates by contractual maturity dates of debt instruments as of March 31, 1999.


                     Fixed Rate Debt          Variable Rate Debt                               Total Debt
                   ------------------       ---------------------         Interest        ---------------------
                              Average                     Average            Free                       Average
                             Interest                    Interest            Debt                      Interest
Maturity             Amount     Rate          Amount        Rate            Amount          Amount        Rate
--------           ---------   ------       ---------      ------        ---------        ---------     -------
                                                     (in thousands)
 1999              $      --                $      --                    $   2,389        $   2,389        0.0%
 2000                     --                  132,477        5.2%            2,050          134,527        5.1%
 2001                     --                       --                        1,851            1,851        0.0%
 2002                     --                       --                        1,741            1,741        0.0%
 2003                     --                       --                        1,270            1,270        0.0%
 Thereafter          150,000     6.6%              --                        5,095          155,095        6.4%
                   ---------                ---------                    ---------        ---------
 Total             $ 150,000     6.6%       $ 132,477        5.2%        $  14,396        $ 296,873        5.7%
                   =========                =========                    =========        =========
 Fair Value        $ 150,320                $ 132,477                    $  11,880        $ 294,677
                   =========                =========                    =========        =========


     Commodity Price Sensitivity. The Company has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities, and various commodity swap and collar transactions which are accounted for as hedges. Swap transactions are typically based on the delivery price of #2 heating oil and require the Company to purchase a defined quantity at a defined price. Swap transactions are generally settled in cash with the counterparty. Based on historical information, the Company believes there is a significant correlation between the market prices of diesel fuel and #2 heating oil. As of March 31, 1999, the Company had hedge arrangements covering approximately 57% of its expected fuel consumption for balance of 1999. As of March 31, 1999, 12.3 million notional gallons were included in diesel fuel swaps at a weighted average contract price of $.4907 per gallon. This price does not include taxes, transportation costs and certain other fuel handling costs. As of March 31, 1999, the unrealized loss on these swaps was $0.5 million. Additionally, at March 31, 1999, the Company maintained fuel inventories used in normal operations which were not material to the Company's overall financial position and therefore represent no significant market exposure.

     Investment in Affiliates. The value in U.S. dollars of the Company's investment in companies outside the United States and of the Company's equity in the earnings of those companies fluctuates from time to time as the value in U.S. dollars of the currencies of those countries fluctuates. The Company did not have any foreign currency forward exchange contracts in place as of March 31, 1999 to hedge its foreign currency exposure. Accordingly, the Company's net worth and net earnings fluctuates as the value of those currencies fluctuates.

     The Company does not purchase or hold derivative financial instruments for trading purposes.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

BOCT Complaint

     On March 31, 1999 the Company satisfied the judgment described under "BOCT Complaint" in Item 3 of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The amount of the judgment had been accrued in the Company's financial statements, and satisfaction of the judgment had no effect on the Company's balance sheet. Interest was accruing on the judgment, and payment of interest on increased borrowings resulting from satisfaction of the judgment is not expected to affect the Company's results of operations compared to prior periods.

Item 5.  Other Information

Aqaba Railway Company

     In November 1998, the Company announced that a consortium including WCI was named as the preferred bidder for a 25 year contract to operate the assets of the Aqaba Railway Company ("ARC") which is owned by the Government of Jordan ("GOJ"). The ARC system includes approximately 300 kilometers of railroad trackage that primarily serves the Jordan Phosphates Mines Company ("JPMC") hauling phosphate, sulphur and phosphoric acid. As preferred bidder, the consortium is negotiating a final concession agreement with the GOJ and a final transportation agreement with JPMC. If an agreement is reached, the Company expects to make an investment in the operating company of up to approximately $9.0 million over two years for an approximate 33% share. The funds for the Company's investment will be derived from internally generated funds and borrowings under existing credit facilities.

Labor Matters

     In April 1999, employees of the Company's U. S. subsidiaries represented by the Brotherhood of Locomotive Engineers ratified a labor agreement which had been reached in February 1999. The agreement settles wage and work rule issues for approximately 300 of the Company's locomotive engineers for a term ending in 2001.

     As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, 336 conductors employed by the Company's North American operating subsidiaries have been represented by the United Transportation Union ("UTU") since 1997. During 1998 the Company and the UTU negotiated an initial labor agreement which was not ratified by the employees represented by the UTU. The Company is continuing to negotiate with the UTU under the auspices of National Mediation Service and believes that negotiations of the terms of a new labor agreement are nearly finished. Any labor agreement negotiated with the UTU will be subject to ratification by the employees represented by the UTU. The Company is unable to predict whether a reasonable agreement with the UTU can be negotiated and ratified without labor disruption.

Item 6.  Exhibits and Reports on Form 8-K

     The exhibits set forth on the accompanying Index to Exhibits are filed as part of this report.

     The Company filed no reports on Form 8-K during the quarter ended March 31, 1999.

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


                                                WISCONSIN CENTRAL TRANSPORTATION
                                                CORPORATION


Date:  May 14, 1999                          By:  /s/   Walter C. Kelly
                                                        ------------------------
                                                        Walter C. Kelly
                                                        Vice President, Finance


Date:  May 14, 1999                          By:  /s/   Walter C. Kelly
                                                        ------------------------
                                                        Walter C. Kelly
                                                        Chief Accounting Officer

                                INDEX TO EXHIBITS


                                                                    Sequentially
                                                                      Numbered
Exhibit No.                       Description                           Page
----------                        -----------                           ----

    27                      Financial Data Schedule                      18