Form 10-Q
period 1999-06-30
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 1999-08-13
CIK 874213

================================================================================



                        UNITED STATES SECURITIES AND
                            EXCHANGE COMMISSION
                           Washington, D.C. 20549

              ------------------------------------------------


                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


               For the quarterly period ended June 30, 1999
                                              -------------

                       Commission File Number 0-19150
                                              -------




                      WISCONSIN CENTRAL TRANSPORTATION
                                 CORPORATION
                      --------------------------------
           (Exact name of registrant as specified in its charter)



            Delaware                                    36-3541743
 ------------------------------           -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)



   6250 North River Road, Suite 9000
          Rosemont, Illinois                                             60018
 --------------------------------------                                --------
(Address of principal executive offices)                              (Zip Code)


     Registrant's telephone number,
          including area code                                     (847) 318-4600
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

Indicate the number of shares outstanding of the
Issuer's common stock as of July 31, 1999:                     51,243,865 shares
                                                               ----------





================================================================================

                WISCONSIN CENTRAL TRANSPORTATION CORPORATION

                                  FORM 10-Q

                         Quarter Ended June 30, 1999



CONTENTS                                                                    PAGE

Part I -  Financial Information

          Item 1.  Financial Statements

                   Consolidated Balance Sheets..........................       1

                   Consolidated Statements of Income....................       3

                   Consolidated Statements of Cash Flows................       4

                   Notes to Consolidated Financial Statements...........       5

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations........       6

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk....................................      11


Part II - Other Information

          Item 4.  Submission of Matters to a Vote of Security Holders..      12

          Item 5.  Other Information....................................      13

          Item 6.  Exhibits and Reports on Form 8-K.....................      13

Signatures..............................................................      14

Index to Exhibits.......................................................      15

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                                Consolidated Balance Sheets

                                                      (in thousands)

                                                          Assets


                                                                                             June 30,     December 31,
                                                                                               1999           1998
                                                                                          ------------    -----------
                                                                                           (Unaudited)      (Audited)
Current assets:
    Cash and cash equivalents...........................................................  $      2,692    $     2,972
    Receivables, net of allowance for doubtful accounts of $1,850
       and $1,847 at June 30, 1999 and December 31, 1998................................        78,064         78,525
    Materials and supplies..............................................................        31,122         23,610
    Deferred income taxes...............................................................         1,295          1,295
    Other current assets................................................................         2,919          1,418
                                                                                          ------------    -----------
       Total current assets.............................................................       116,092        107,820

Investments in international affiliates.................................................       208,077        173,750

Properties:
    Roadway and structures..............................................................       744,210        706,995
    Equipment...........................................................................       124,447        118,990
                                                                                          ------------    -----------
       Total properties.................................................................       868,657        825,985
    Less accumulated depreciation.......................................................      (103,911)      (94,850)
                                                                                          -------------   -----------
       Net properties...................................................................       764,746        731,135

Other assets, principally deferred financing costs......................................         2,955          3,335
                                                                                          ------------    -----------

       Total assets.....................................................................  $  1,091,870    $ 1,016,040
                                                                                          ============    ===========


                        The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                                Consolidated Balance Sheets

                                           (in thousands, except share amounts)

                                           Liabilities and Stockholders' Equity


                                                                                             June 30,     December 31,
                                                                                               1999           1998
                                                                                          ------------    -----------
                                                                                           (Unaudited)      (Audited)
Current liabilities:
    Short-term debt....................................................................   $      2,481    $     2,118
    Accounts payable...................................................................         46,692         46,116
    Accrued expenses...................................................................         85,084         87,404
    Accrued disputed switching charges and associated interest.........................             --         21,797
    Income taxes payable...............................................................             --          4,219
    Interest payable...................................................................          2,327          2,560
                                                                                          ------------    -----------
       Total current liabilities.......................................................        136,584        164,214

Long-term debt.........................................................................        332,321        271,681

Other liabilities......................................................................          8,158          4,722

Deferred income taxes..................................................................        134,320        121,116

Deferred income........................................................................          9,644         10,313
                                                                                          ------------    -----------

       Total liabilities...............................................................        621,027        572,046

Stockholders' equity:
    Preferred stock, par value $1.00; authorized 1,000,000
       shares; none issued or outstanding..............................................             --             --
    Common stock, par value $.01; authorized 150,000,000 shares;
       issued and outstanding, 51,152,874 shares at June 30, 1999
       and 51,142,644 shares at December 31, 1998......................................            512            511
    Paid in capital....................................................................        114,963        114,833
    Retained earnings..................................................................        362,468        329,941
    Accumulated other comprehensive income.............................................         (7,100)        (1,291)
                                                                                          ------------    -----------
       Total stockholders' equity......................................................        470,843        443,994
                                                                                          ------------    -----------

       Total liabilities and stockholders' equity......................................   $  1,091,870    $ 1,016,040
                                                                                          ============    ===========


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





                              WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                            Consolidated Statements of Income

                                         (in thousands, except per share amounts)

                                                       (Unaudited)


                                                                 For the Quarter Ended            For the Six Months
                                                                        June 30,                    Ended June 30,
                                                               ------------------------        -----------------------
                                                                   1999          1998             1999          1998
                                                               ---------      ---------        ---------     ---------
Operating revenues..........................................   $  90,772      $  84,959        $ 179,292     $ 168,916

Operating expenses:
     Roadway and structures..................................     12,472         11,880           26,370        25,552
     Equipment   ............................................     16,988         14,240           35,413        31,161
     Transportation..........................................     26,655         25,708           55,551        53,416
     General and administrative..............................      9,508          9,192           18,850        18,860
                                                               ---------      ---------        ---------     ---------
         Operating expenses..................................     65,623         61,020          136,184       128,989
                                                               ---------      ---------        ---------     ---------

Income from operations.......................................     25,149         23,939           43,108        39,927

Other income (expense):
     Sale of rights under transportation agreement...........         --             --               --         5,445
     Interest expense........................................     (4,131)        (4,276)          (8,335)       (8,484)
     Other, net .............................................        307            236              579           374
                                                               ---------      ---------        ---------     ---------
         Total other income (expense), net...................     (3,824)        (4,040)          (7,756)       (2,665)
                                                               ---------      ---------        ---------     ---------
Income before income taxes and
     equity in net income of international affiliates........     21,325         19,899           35,352        37,262

Provision for income taxes...................................      8,444          7,879           13,998        14,754
                                                               ---------      ---------        ---------     ---------

Income before equity in
     net income of international affiliates..................     12,881         12,020           21,354        22,508

Equity in net income of international affiliates.............      5,973          7,007           11,173        16,948
                                                               ---------      ---------        ---------     ---------

Net income...................................................  $  18,854      $  19,027        $  32,527     $  39,456
                                                               =========      =========        =========     =========

Earnings per common share outstanding

     Basic...................................................  $    0.37      $    0.37        $    0.64     $    0.77
                                                               =========      =========        =========     =========

     Diluted.................................................  $    0.37      $    0.37        $    0.63     $    0.77
                                                               =========      =========        =========     =========

Average common shares outstanding

     Basic...................................................     51,148         51,028           51,145        51,021
                                                               =========      =========        =========     =========

     Diluted.................................................     51,343         51,354           51,281        51,361
                                                               =========      =========        =========     =========



                        The accompanying notes to consolidated financial statements are an integral part of these financial statements.




                              WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                          Consolidated Statements of Cash Flows

                                                      (in thousands)

                                                       (Unaudited)

                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                     -----------------------
                                                                                       1999           1998
                                                                                     --------       --------
Cash flows from operating activities:
Net income   .....................................................................   $ 32,527       $ 39,456
   Reconciliation of net income to net cash
      provided by operating activities:
      Depreciation and amortization...............................................     11,130          9,813
      Deferred income taxes     ..................................................     13,204         14,279
      Equity in net income of international affiliates............................    (11,173)       (16,948)
      Gains on property sales.....................................................       (176)          (134)
      Net amortization of deferred gain on sale-leaseback of equipment............       (669)          (560)
      Changes in working capital:
         Accounts receivable......................................................        461         (1,746)
         Materials and supplies...................................................     (7,512)        (7,090)
         Other current assets, excluding deferred income taxes....................     (1,501)            93
         Accrued disputed switching charges and related interest..................    (21,797)           610
         Current liabilities......................................................     (6,196)         8,100
      Other, net..................................................................      3,436           (405)
                                                                                     --------       --------
Net cash provided by operating activities.........................................     11,734         45,468
                                                                                     --------       --------

Cash flows from investing activities:
   Property additions.............................................................    (43,489)       (47,904)
   Property sales and other transactions..........................................       (372)         1,454
   Investment in affiliate........................................................    (30,386)            --
   Dividend from affiliate........................................................      1,099          1,167
                                                                                     --------       --------
Net cash used for investing activities............................................    (73,148)       (45,283)
                                                                                     --------       --------

Cash flows from financing activities:
   Long-term debt issued..........................................................     61,003             --
   Proceeds from sale of debt securities..........................................         --        150,000
   Repayments of long-term debt...................................................         --       (148,636)
   Debt issuance costs............................................................         --         (3,258)
   Issuance of common stock under stock option plans..............................        131            314
                                                                                     --------       --------
Net cash provided by (used for) financing activities..............................     61,134         (1,580)
                                                                                     --------       --------

Net decrease in cash and cash equivalents.........................................       (280)        (1,395)
Cash and cash equivalents, beginning of period....................................      2,972          4,630
                                                                                     --------       --------
Cash and cash equivalents, end of period..........................................   $  2,692       $  3,235
                                                                                     ========       ========

Supplemental cash flow information: Cash paid during the period for:
   Interest ......................................................................   $  8,758       $  7,230
   Income taxes...................................................................      5,013            278




                        The accompanying notes to consolidated financial statements are an integral part of these financial statements.


        WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

                                 (Unaudited)

                                June 30, 1999

Basis of Presentation

     The consolidated financial statements present the results of operations of Wisconsin Central Transportation Corporation ("WCTC") and its wholly owned subsidiaries, Wisconsin Central Ltd., Fox Valley & Western Ltd., WCL Railcars, Inc., Sault Ste. Marie Bridge Company, Wisconsin Central International, Inc. ("WCI"), WC Canada Holdings, Inc. and Algoma Central Railway Inc. ("ACRI"). WCTC, through WCI, also holds a 39% equity interest in English Welsh and Scottish Railway Holdings Limited ("EWS"), whose subsidiaries operate railways in Great Britain, a 24% equity interest in Tranz Rail Holdings Limited ("Tranz Rail"), which operates a nationwide railway in New Zealand, and a 33% equity interest in Australian Transport Network Limited ("ATN") which provides all the commercial rail freight service in Tasmania, an island state of Australia. WCTC and its subsidiaries are hereinafter referred to as the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 1998. In the opinion of management, the information provided in these statements reflects all adjustments, which are of a normal recurring nature, necessary to present fairly such information. The results of operations for any interim period are not necessarily indicative of the results of operations for an entire year.

Reclassifications

     Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

Comprehensive Income Information

     In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Company's comprehensive income consists of (a) net income as reported in the statements of income and
(b) other comprehensive income (loss), which is comprised solely of foreign currency translation adjustments. The Company has not recorded income tax effects of its foreign currency translation adjustments. For the first six months of 1999, comprehensive income was $26.7 million, as compared to comprehensive income of $35.5 million for the first six months of 1998. The accumulated amount of other comprehensive income through the date of each balance sheet is presented as a component of stockholders= equity. Comprehensive income is reported in the statement of changes in stockholders' equity in the Company's annual financial statements.

English Welsh & Scottish Railway Holdings Limited

     In June 1999, the Company increased its ownership interest in EWS by acquiring an additional 6.3 million shares and options of the privately held stock. The additional investment, which totaled $30.4 million, increased the Company's ownership interest in EWS from approximately 33% to approximately 39%. The transaction was funded from the Company's existing credit facilities.

Item 2 - Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations


     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included herein.

Results of Operations: Second Quarter 1999 Compared to Second Quarter 1998

     The Company's net income for the quarter ended June 30, 1999 was $18.9 million compared to $19.0 million for the same period in 1998.

     Operating revenues. Operating revenues during the quarter ended June 30, 1999 were $90.8 million compared with $85.0 million for the same period in 1998, an increase of 7%. Gross freight revenues for the quarter ended June 30, 1999 increased in three of six commodity groups, compared with the same period in 1998. Traffic volume, as measured by carloads handled (including as a carload each loaded trailer or container), for the quarter ended June 30, 1999 approximated 148,000 carloads compared with approximately 138,400 carloads in 1998.

      Volume and gross  freight  revenues  for  minerals  increased  13% and 9%, respectively, primarily due to increases in shipments of construction aggregates, increased demand for roofing material and increases in rail shipments of iron ore sourced from the upper Midwest. Intermodal volume and gross freight revenues increased 43% and 37%, respectively, primarily due to increased market share resulting from service improvements in the second quarter of 1999. Volume and gross freight revenues for food and grain increased 15% and 9%, respectively, primarily due to increases in market share of wheat and corn shipments related to reduction of inventory levels.

     Volume and gross freight revenues for industrial products decreased 10% and 7%, respectively, primarily due to a reduction in steel shipments from a major customer of ACRI caused by continued pressure on the steel industry from low priced imports from offshore countries. Volume and gross freight revenues for paper and other forest products decreased 4% and 6%, respectively, primarily due to higher levels of imported paper products. Other volume and gross freight revenues decreased 8% and 11%, respectively, primarily due to decreases in shipments of scrap metal from steel producers in the Company's operating territory.

     The Company began providing haulage services in August 1998 for Canadian National Railway's ("CN") carload and bulk commodity trains between Superior, Wisconsin and Chicago. Operating revenues for the second quarter of 1999 include $6.4 million related to this service.

     Operating expenses and operating income. Operating expenses for the second quarter of 1999 were $65.6 million, $4.6 million or 8% higher than last year. The increase consists primarily of higher equipment rents, labor costs and depreciation. The Company's operating ratio (operating expenses as a percentage of operating revenues) was 72.3% in the second quarter of 1999, compared to 71.8% in the second quarter of 1998. Operating income for the second quarter of 1999 was $25.1 million, $1.2 million or 5% higher than last year.

     Equipment rents increased by $2.9 million or 58% in the second quarter of 1999, primarily due to additional lease costs associated with freight cars which the Company sold and leased back in December 1998, new leases entered into during the second half of 1998 and increased car rents paid to other railroads related to the increase in carloads. Labor expense increased by $0.9 million or 3%, primarily due to an overall increase in wage rates as compared to the second quarter of 1998. Depreciation increased by $0.6 million or 13% primarily due to higher capital spending programs on track and structures to support increasing volume levels related to the haulage arrangement with CN.

     Interest expense and income taxes. Interest expense for the second quarter of 1999 was $4.1 million, a decrease of $0.1 million from the second quarter of 1998, due to a lower effective rate on the Company's floating rate borrowings.

     The income tax provision for the second quarter of 1999 was $8.4 million, an increase of $0.6 million compared to the second quarter of 1998, due to higher pre-tax income.

     Equity in net income of international affiliates. The Company's 1999 second quarter results included equity in net income of its international affiliates of $6.0 million as compared to $7.0 million for the same period of 1998.

     The Company's equity in the net income of EWS for the second quarter of 1999 was $1.8 million versus $5.6 million in the same quarter a year ago. EWS's operating revenues in the quarter declined 7%, reflecting weakness in infrastructure traffic and continued weakness in the steel market. EWS's operating expenses in the quarter increased 1% as incremental locomotive lease expense more than offset cost reductions in other categories.

     The Company's equity in the net income of Tranz Rail for the second quarter of 1999 was $4.8 million versus $1.4 million in the same quarter a year ago. Tranz Rail's second quarter 1999 results reflect several significant one-time items. The after-tax impact of the major items on the Company's equity in net income from Tranz Rail includes a $6.2 million tax credit resulting from a review of its deferred tax provisioning, a $1.3 million charge related to an increase in its redundancy provision and a $1.0 million write-off for certain previously capitalized feasibility costs.

     The contribution from ATN for the second quarter of 1999 was a loss of $0.6 million versus income of $30 thousand in the year-ago quarter. In the second quarter 1999, ATN recognized a charge for costs incurred in an unsuccessful attempt to acquire V-Line Freight. The after-tax impact of this charge on the Company's equity in net income of ATN was $1.0 million.

Results of Operations: First Six Months of 1999 Compared to First Six Months of 1998

      The Company's net income for the six months ended June 30, 1999 was $32.5 million compared to $39.5 million for the same period in 1998.

     Operating Revenues. Operating revenues during the six months ended June 30, 1999 were $179.3 million compared with $168.9 million for the same period in 1998. Gross freight revenues for the six months ended June 30, 1999 increased in three of six commodity groups, compared with the same period in 1998. Volume, as measured by carloads handled, for the six months ended June 30, 1999 approximated 283,100 compared with approximately 275,000 carloads in 1998.

     Volume and gross freight revenues for minerals increased 4% and 6%, respectively, primarily due to increased demand for roofing material and increases in rail shipments of iron ore sourced from the upper Midwest. Intermodal volume and gross freight revenues increased 30% and 27%, respectively, primarily due to increased market share resulting from service improvements in the first six months of 1999. Volume and gross freight revenues for food and grain increased 21% and 10%, respectively, primarily due to increases in shipments of corn and other grains in the Company's operating territory.

     Volume and gross freight revenues for industrial products decreased 11% and 10%, respectively, primarily due to a reduction in steel shipments from a major customer of ACRI caused by continued pressure on the steel industry from low priced imports from offshore countries. Both volume and gross freight revenues for paper and other forest products decreased 3% primarily due to weak market demand for coated paper. Other gross freight revenues decreased 4% primarily due to decreases in shipments of scrap metal from steel producers in the Company's operating territory.

       Operating revenues related to the haulage services for CN, which began in August 1998, totaled $12.9 million for the six months ended June 30, 1999.

       Operating expenses and operating income. Operating expenses for the first six months of 1999 were $136.2 million compared with $129.0 million for the same period in 1998. Operating expenses for 1999 included increases in equipment rents, depreciation and casualty costs, offset in part by a decrease in fuel costs. The Company's operating ratio was 76.0% for the first six months of 1999, compared to 76.4% for the same period of 1998. Operating income for the first six months of 1999 was $43.1 million, $3.2 million or 8% higher than last year.

       Equipment rents increased by $4.1 million or 37% in the first six months of 1999 primarily due to additional lease costs associated with freight cars which the Company sold and leased back in December 1998, new leases entered into during the second half of 1998 and increased car rents paid to other railroads related to the increase in carloads. Depreciation increased by $1.3 million or 13% primarily due to higher capital spending programs on track and structures to support increasing volume levels related to the haulage arrangement with CN. Casualty costs increased by $1.9 million or 55% due to an increase in personal injury claims related to train accidents during the first six months of 1999.

       Fuel expense decreased by $0.9 million or 9% in the first six months of 1999 primarily due to a 12% decrease in fuel prices partially offset by a 2% increase in fuel consumption.

       Interest expense and income taxes. Interest expense for the first six months of 1999 was $8.3 million, a decrease of $0.2 million from the same period last year, due to a lower effective interest rate on the Company's floating rate borrowings partially offset by an increase in average outstanding borrowings during the period.

       The income tax provision for the first six months of 1999 was $14.0 million, a decrease of $0.8 million from the first six months of 1998, due to lower pre-tax income.

       Equity in net income of international affiliates. The Company's results for the first six months of 1999 included equity in net income of its international affiliates of $11.2 million as compared to $16.9 million for the same period in 1998. The Company's equity in the net income of EWS for the first six months of 1999 was $5.2 million, versus $13.5 million for the same period a year ago. EWS's operating revenues for the first six months of 1999 declined by 10%, while operating expenses decreased by 2% over the same period. Factors contributing to EWS's results were the weakness in Great Britain's steel market, weakness in infrastructure traffic and the reduction of certain freight rates to market levels. The Company's equity in the net income of Tranz Rail for the first six months of 1999 was $6.3 million, versus $3.4 million for the same period a year ago. The increase in Tranz Rail's contribution is largely the result of several significant one-time items that had a favorable after tax impact of $3.9 million on the Company's equity in net income of Tranz Rail. These one-time items included a tax credit resulting from a review of deferred tax provisioning partially offset by redundancy provisions and the write-off of certain previously capitalized pre-commencement costs. The Company recognized equity in the net loss of ATN of $0.3 million for the first six months of 1999 as a result of a charge recognized by ATN for costs incurred in the unsuccessful attempt to acquire V-Line Freight. This charge had a $1.0 million after tax effect on the Company's equity in ATN for the first six months of 1999.

Financial Condition:  June 30, 1999 Compared to December 31, 1998

     The Company generated cash in the amount of $12.5 million during the first six months of 1999 from operations and a cash dividend received from Tranz Rail and the sale of assets and $61.1 million from financing activities. These resources, as well as cash on hand, were used to finance capital-related expenditures of $43.5 million and a $30.4 million investment in EWS. The amount of cash provided by operating activities includes a $21.8 million use of cash to satisfy the BOCT judgment as described under "BOCT Complaint" in Item 3 of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

     The Company had $334.8 million of total debt outstanding at June 30, 1999, which constituted 41.6% of its total capitalization, compared to 38.1% at December 31, 1998. In June 1999, the Company entered into a revolving credit agreement with a capacity of $50 million that expires on December 31, 1999 to augment its existing loan facilities. The addition of this facility brought the Company's aggregate unused borrowing availability under its loan facilities to $63.5 million at June 30, 1999. The Company plans to issue debt in the public market and/or replace this aforementioned additional facility with a similar facility prior to its expiration on December 31, 1999. The Company's other revolving credit facilities, which have a capacity of $183 million, are scheduled to expire on October 31, 2000. The Company expects to either extend or replace these facilities prior to their expiration.

Year 2000

     In 1997 WCTC began to assess and modify its computer systems so that they can process transactions involving the Year 2000 ("Y2K") and beyond. The Company's Y2K efforts have been a high priority since then. Costs to modify these systems are currently estimated to be $1.6 million and are expensed as incurred. Of this amount, approximately $0.7 million was expensed through June 30, 1999. In addition the Company plans to replace certain hardware and systems with a total cost estimated to be approximately $1.0 million. Through June 30, 1999, approximately $0.8 million of this amount has been spent and capitalized. As of June 30, 1999, approximately 90% of the Company's systems have been modified or replaced and Y2K modifications and testing will continue throughout 1999.

     Railroad Operating Systems - The Company's wholly owned operating subsidiaries lease or license certain railroad operating systems from Union Pacific Technologies ("UPT"), a division of the Union Pacific Corporation. These systems represent a significant portion of the Company's total systems and UPT has the responsibility for making such systems Y2K compliant. UPT reported that all of the mainframe and client server systems leased or licensed from it by the Company are Y2K compliant. The Company generally incurs no additional charges from UPT for making its systems Y2K compliant. UPT, along with the Company, will continue to review and test these systems throughout 1999.

     Financial and Administrative Systems - The Company generally utilizes off-the-shelf software which it runs on IBM AS/400 hardware for its financial and administrative systems. In addition, the IBM AS/400 platform along with personal computers, including client-server systems, are utilized in a variety of ways throughout the operations of the Company. This hardware and software is expected to be modified or replaced by October 31, 1999 and tested throughout that year.

     Electronic Interchange - WCTC has electronic exchange of information with customers, vendors, other railroads, and financial institutions. The Company is in the process of contacting other parties with whom it exchanges data to determine the status of their Y2K modification efforts. The Company is able to process electronic interchange transactions in existing formats with proper interpretation of the century date. The Company is working with UPT in testing the new standard with other railroads and with its trading partners.

     Vendor Supplied and Embedded Systems - In addition to traditional computer hardware and software, the Company utilizes a variety of vendor supplied equipment, machinery and systems which contain embedded systems or software that could experience Y2K problems. The Company is contacting and working with its suppliers on those items that are critical to operations or safety related and with other railroads on those items that are common to the industry. As of June 30, 1999, these efforts were approximately 80% complete with the remainder expected to be substantially completed by September 30, 1999. Testing will continue throughout 1999.

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

     EWS - EWS is replacing approximately one-third of its information systems with Y2K compliant systems, retiring some non-compliant systems, and remediating the remainder of its systems so that it will be Y2K compliant. EWS projects that it will be Y2K compliant on all critical systems, components and processes by August 1999. EWS's expenditures for Y2K compliance were approximately $4.8 million through June 30, 1999, and it estimates that an additional $4.6 million will be required, in addition to the cost of replacement systems. The railway system used by EWS is owned and operated by Railtrack, and EWS's operations and financial results could be materially adversely affected if Railtrack fails to achieve Y2K compliance. Railtrack has indicated that it will be Y2K compliant, and EWS is maintaining close liaison with Railtrack's Y2K program. EWS is developing contingency plans within each of its business areas and with key customers to deal with problems that may arise out of Y2K non-compliance.

     Tranz Rail - Tranz Rail has replaced its core financial systems with a new system that is Y2K compliant and is updating its other systems to be Y2K compliant. Tranz Rail reports that it is substantially Y2K compliant at June 30, 1999. Tranz Rail's capital expenditures for new financial systems and Y2K compliance were approximately NZ$20.0 million through June 30, 1999 and it estimates that an additional NZ$0.3 million of such expenditures will be required. Tranz Rail is currently developing contingency plans to cover unexpected failures of essential supplies or undetected internal process faults should they occur.

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

     Interest Rate Sensitivity. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include fixed and floating rate debt used to maintain liquidity and fund its business operations. The nature and amount of long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company is not currently a party to any interest rate risk management transactions. The table below presents principal cash flows and related weighted average interest rates by contractual maturity dates of debt instruments as of June 30, 1999.



                      Fixed Rate Debt        Variable Rate Debt                               Total Debt
                   --------------------     --------------------        Interest         --------------------
                               Average                   Average          Free                       Average
                               Interest                  Interest         Debt                       Interest
Maturity             Amount      Rate         Amount       Rate          Amount            Amount      Rate
--------           ---------   --------     ---------   ---------       --------         ---------   --------
                                                    (in thousands)
 1999              $      --                $      --                   $  1,252         $   1,252      0.0%
 2000                     --                  169,647      5.4%            2,380           172,026      5.3%
 2001                     --                       --                      2,202             2,202      0.0%
 2002                     --                       --                      2,103             2,103      0.0%
 2003                     --                       --                      1,640             1,640      0.0%
 Thereafter          150,000      6.6%             --                      5,579           155,579      6.4%
                   ---------                ---------                   --------         ---------

 Total             $ 150,000      6.6%      $ 169,647      5.4%         $ 15,156         $ 334,802      5.7%
                   =========                =========                   ========         =========

 Fair Value        $ 143,961                $ 169,647                   $ 11,976         $ 325,583
                   =========                =========                   ========         =========



     Commodity Price Sensitivity. The Company has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities, and various commodity swap and collar transactions which are accounted for as hedges. Swap transactions are typically based on the delivery price of #2 heating oil and require the Company to purchase a defined quantity at a defined price. Swap transactions are generally settled in cash with the counterparty. Based on historical information, the Company believes there is a significant correlation between the market prices of diesel fuel and #2 heating oil. As of June 30, 1999, the Company had hedge arrangements covering approximately 60% of its expected fuel consumption for balance of 1999. As of June 30, 1999, 8.7 million notional gallons were included in diesel fuel swaps at a weighted average contract price of $.4942 per gallon. This price does not include taxes, transportation costs and certain other fuel handling costs. As of June 30, 1999, the unrealized loss on these swaps was $137 thousand. Additionally, at June 30, 1999, the Company maintained fuel inventories used in normal operations which were not material to the Company's overall financial position and therefore represent no significant market exposure.

     Investment in Affiliates. The value in U.S. dollars of the Company's investment in companies outside the United States and of the Company's equity in the earnings of those companies fluctuates from time to time as the value in U.S. dollars of the currencies of those countries fluctuates. The Company has entered into a zero cost collar arrangement to hedge a portion of it foreign currency exposure on future management fee transactions in pounds sterling from EWS. The collar has a put strike of $1.5500 and a call strike of $1.6520 with a notional amount of 1.8 million pounds sterling as of June 30, 1999. As of June 30, 1999, there was no unrealized gain or loss on this collar arrangement.

     The Company does not purchase or hold derivative financial instruments for trading purposes.

                       PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

       The Company's annual stockholders' meeting was held on May 20, 1999. At the meeting, the following proposals were submitted to a vote of security holders:

Proposal I. Approval of By-law amendments which establish a classified Board of Directors and related procedures. This proposal passed with 26,536,981 votes cast for the proposal, 15,188,927 votes cast against the proposal and 3,430,634 abstentions and broker non-votes.

Proposal II. Approval and adoption of an amendment to the Restated Certificate of Incorporation to provide that stockholders of the Company may act only at a duly and validly called meeting and not by written consent. This proposal was not passed by the shareholders, with 25,221,012 votes cast for the proposal, 15,466,231 votes cast against the proposal and 4,469,299 abstentions and broker non-votes.

Proposal III. Approval of an amendment to the Director Stock Option Plan. This proposal passed with 38,194,686 votes cast for the proposal, 6,833,151 votes cast against the proposal and 128,705 abstentions.

Proposal IV. Election of ten directors, who (upon approval of Proposal I) were divided into three classes. The shareholders elected ten directors in three classes summarized as follows:

                                                    Number of Shares/Votes
                                              ----------------------------------
                                                 For                    Against
                                              ----------               ---------
For Three-Year Term:
Edward A. Burkhardt                           44,756,440                 400,102
Thomas W. Rissman                             44,755,880                 400,662
John W. Rowe                                  44,834,751                 321,791

For Two-Year Term:
Thomas E. Evans                               44,834,341                 322,201
Thomas F. Power, Jr.                          44,761,112                 395,430
Robert H. Wheeler                             44,758,285                 398,257

For One-Year Term:
Carl Ferenbach                                44,764,113                 392,429
J. Reilly McCarren                            44,613,567                 542,975
Roland V. McPherson                           44,808,120                 348,422
A. Francis Small                              44,702,054                 454,488

Item 5.  Other Information

Labor Matters

     In April 1999, employees of the Company's U. S. subsidiaries represented by the Brotherhood of Locomotive Engineers ratified a labor agreement which had been reached in February 1999. The agreement settles wage and work rule issues for approximately 300 of the Company's locomotive engineers for a term ending in 2001.

     As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, 336 conductors employed by the Company's North American operating subsidiaries have been represented by the United Transportation Union ("UTU") since 1997. During 1998 the Company and the UTU negotiated an initial labor agreement which was not ratified by the employees represented by the UTU. On August 5, 1999, the Company and the UTU negotiated a revised labor agreement which will become effective on October 1, 1999 if ratified by the employees represented by the UTU. The Company is unable to predict whether this agreement with the UTU will be ratified and if not, whether there will be a labor disruption.

Resignation of Chief Executive Officer

     As previously disclosed on Form 8-K filed with the Securities and Exchange Commission on July 9, 1999, Edward A. Burkhardt, the Company's Chairman, Chief Executive Officer and a Director, will resign effective August 31, 1999. In connection with this resignation, Mr. Burkhardt and the company have entered into agreements which will result in an estimated $3.0 million charge ($1.8 million, after income taxes), in the third quarter of 1999.

Item 6.  Exhibits and Reports on Form 8-K

     The exhibits set forth on the accompanying Index to Exhibits are filed as part of this report.

     The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

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


                                                WISCONSIN CENTRAL TRANSPORTATION
                                                CORPORATION


Date:  August 12, 1999                      By: /s/  Walter C. Kelly
                                                     ---------------------------
                                                     Walter C. Kelly
                                                     Vice President, Finance and
                                                     Chief Accounting Officer

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
-------                           -----------

  3.1        Amendment dated May 20, 1999 to the By-laws of the registrant

  3.2        By-laws of the Registrant, as amended to date

 10.1        1999 Non-Employee Director Compensation Plan of the registrant dated May 20, 1999

 10.2        Agreement dated July 7, 1999 by and between the registrant and
                 Edward A. Burkhardt pertaining to resignation and related matters

 10.3        Registration Rights Agreement dated July 17, 1999 by and between the registrant and Edward A. Burkhardt

 10.4        Deed Relating to the Sale and Purchase of Shares and Options in
                 English Welsh & Scottish Railway Holdings Limited dated
                 August 6, 1999 by and between Wisconsin Central International, Inc. and Edward A. Burkhardt

 10.5        Assignment dated August 6, 1999 by Wisconsin Central International,
                 Inc. to Edward A. Burkhardt pertaining to potential railroad transaction in Estonia

 27.1        Financial Data Schedule