Form 10-K/A
period 1998-12-31
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 1999-09-30
CIK 874213

================================================================================





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


                       Commission File Number 0-19150

                      WISCONSIN CENTRAL TRANSPORTATION
                                 CORPORATION
          ---------------------------------------------------------
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

                                                                           PAGE
                                                                          ------

INDEPENDENT AUDITORS' REPORT........................................         28*

FINANCIAL STATEMENTS

    Consolidated Balance Sheets.....................................      29-30*
    Consolidated Statements of Income...............................         31*
    Consolidated Statements of Changes in Stockholders' Equity......         32*
    Consolidated Statements of Cash Flows...........................         33*
    Notes to Consolidated Financial Statements......................      34-49*


FINANCIAL STATEMENTS OF ENGLISH WELSH & SCOTTISH RAILWAY HOLDINGS LIMITED **

    Auditor's Report................................................         A-4
    Consolidated Profit and Loss Account............................         A-5
    Consolidated Balance Sheet......................................       A-6-7
    Group Statement of Total Recognised Gains and Losses............         A-8
    Reconciliation of Movements in Shareholders' Funds..............         A-8
    Consolidated Cash Flow Statement................................         A-9
    Notes to Consolidated Financial Statements .....................     A-10-30


Note*: The page numbers indicated are those under which such information was filed as part of the Company's Report on Form 10-K filed on March 30, 1999. Such information is not being amended by this Report on Form 10-K/A.


Note**: The amounts shown in the English Welsh & Scottish Railway Holdings Limited financial statements are stated in pounds sterling. At March 31, 1999, each pound sterling equaled US $1.6118.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as a part of this Report:


                                                                           PAGE
                                                                          ------
    (a)(1) Financial Statements

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


       (2) Schedules

           Financial Statements of English Welsh & Scottish Railway Holdings Limited **

           Auditor's Report..........................................        A-4
           Consolidated Profit and Loss Account......................        A-5
           Consolidated Balance Sheet................................      A-6-7
           Group Statement of Total Recognised Gains and Losses......        A-8
           Reconciliation of Movements in Shareholders' Funds........        A-8
           Consolidated Cash Flow Statement..........................        A-9
           Notes to Consolidated Financial Statements................    A-10-30


       (3) Exhibits

           The exhibits set forth in the Index to Exhibits in the Report on Form 10-K filed on March 30, 1999 are not being amended by this Report on Form 10-K/A.

    (b)    Reports on Form 8-K filed during the quarter ended December 31, 1997.

           The information provided on the Report on Form 10-K filed on March 30, 1999 is not being amended by this Report on Form 10-K/A.


Note*: The page numbers indicated are those under which such information was filed as part of the Company's Report on Form 10-K filed on March 30, 1999. Such information is not being amended by this Report on Form 10-K/A.


Note**: The amounts shown in the English Welsh & Scottish Railway Holdings Limited financial statements are stated in pounds sterling. At March 31, 1999, each pound sterling equaled US $1.6118.

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





                                              WISCONSIN CENTRAL TRANSPORTATION
                                              CORPORATION
                                              (Registrant)

                                              By:  /s/  Ronald G. Russ
                                                   -----------------------------
                                                        Ronald G. Russ
                                                        Executive Vice President
                                                        Chief Financial Officer

                                               Date:    September 29, 1999

English Welsh & Scottish Railway Holdings Limited





                         Independent Auditors' Report





To the Board of Directors and Shareholders of English Welsh & Scottish Railway Holdings Limited:


We have audited the accompanying consolidated balance sheet of English Welsh & Scottish Railway Holdings Limited and subsidiaries as of 31 March 1999 and the related consolidated profit and loss account, statement of total recognised gains and losses, reconciliation of movements in shareholders' funds and consolidated cash flows for the year ended 31 March 1999. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of English Welsh & Scottish Railway Holdings Limited and subsidiaries as of 31 March 1999 and the results of their operations and their cash flows for the year ended 31 March 1999 in conformity with generally accepted accounting principles in the United Kingdom.

Generally accepted accounting principles in the United Kingdom vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have effected the results of operations for the year ended 31 March 1999 and shareholders' equity at 31 March 1999 to the extent summarised in supplemental note 26 to the consolidated financial statements.





KPMG                                                                      London
Chartered Accountants                                          29 September 1999
Registered Auditors


Consolidated profit and loss account
for the year ended 31 March 1999



in millions                                              Note                       1999                  1998
                                                         ----                      -----                 -----
Turnover                                                   2                       523.9                 528.2

Operating costs                                            3                      (474.1)               (460.1)
                                                                                   -----                 -----
Operating profit                                                                    49.8                  68.1

Profit on sale of fixed assets                                                       2.0                   0.1
Net interest payable and similar charges                   7                       (13.2)                (11.3)
                                                                                   -----                 -----

Profit on ordinary activities before taxation              4                        38.6                  56.9
Tax on profit on ordinary activities                       8                        (5.8)                 (8.5)
                                                                                   -----                 -----
Retained profit on ordinary activities after
taxation for the year                                     19                        32.8                  48.4
                                                                                   =====                 =====



There were no differences between the profit and loss account shown above and that prepared on a historical cost basis.

All of the group's activities are continuing.


Consolidated balance sheet
at 31 March 1999

in millions                                                       Note                1999              1998
                                                                 ------              ------            ------
Fixed assets:
Tangible assets                                                     9                 469.7             445.6

Goodwill                                                           11                   5.1               5.4
Negative goodwill                                                  11                (136.2)           (126.2)
                                                                                      -----             -----
                                                                                     (131.1)           (120.8)

Investments                                                        10                   1.3               1.3
                                                                                      -----             -----
                                                                                      339.9             326.1
Current assets:
Stocks                                                             12                  20.3              20.3

Debtors due in more than one year                                  13                  79.8              96.3
Debtors due within one year                                        13                 127.0             113.8
                                                                                      -----             -----
                                                                                      206.8             210.1

Cash at bank and in hand                                                               18.4              20.6
                                                                                      -----             -----
                                                                                      245.5             251.0

Creditors: amounts falling due within one year                     14                (146.9)           (126.8)
                                                                                      -----             -----
Net current assets                                                                     98.6             124.2
                                                                                      -----             -----
Total assets less current liabilities                                                 438.5             450.3

Creditors: amounts falling due after more than one year            15                (185.6)           (187.7)
Provisions for liabilities and charges                             16                 (57.1)           (105.6)
Deferred income                                                    17                 (10.9)             (6.1)
                                                                                      -----             -----
Net assets                                                                            184.9             150.9
                                                                                      =====             =====

Capital and reserves:
Called up share capital                                            18                 100.2              99.4
Share premium reserve                                              19                   1.9               1.5
Profit and loss account                                            19                  82.8              50.0
                                                                                      -----             -----
Equity shareholders' funds                                                            184.9             150.9
                                                                                      =====             =====


These financial statements were approved by the board of directors on 14 July 1999 and were signed on its behalf by:


Lord Brian Griffiths of Fforestfach
Deputy Chairman


Company balance sheet
at 31 March 1999



in millions                                                       Note                 1999                1998
                                                                  ----                ------              ------
Fixed assets:
Investments                                                        10                  131.0                96.0

Current assets:
Debtors                                                            13                  195.7               202.8

Creditors : amounts falling due within one year                    14                  (85.3)              (92.1)
                                                                                       -----               -----
Net current assets                                                                     110.4               110.7
                                                                                       -----               -----
Total assets less current liabilities                                                  241.4               206.7

Creditors: amounts falling due after more than one year            15                  (56.5)              (55.8)
                                                                                       ------              -----
Net assets                                                                             184.9               150.9
                                                                                       =====               =====

Capital and reserves
Called up share capital                                            18                  100.2                99.4
Share premium reserve                                              19                    1.9                 1.5
Revaluation reserve                                                19                   87.6                52.6
Profit and loss account                                            19                   (4.8)               (2.6)
                                                                                       -----               -----
Equity shareholders' funds                                                             184.9               150.9
                                                                                       =====               =====



These financial statements were approved by the board of directors on 14 July 1999 and were signed on its behalf by:



Lord Brian Griffiths of Fforestfach
Deputy Chairman


Group Statement of Total Recognised Gains and Losses for the year ended 31 March 1999



in millions                                                                 1999            1998
                                                                            ----            ----

Profit for the year                                                         32.8            48.4
Prior year adjustments                                                       -               3.4
                                                                            ----            ----
Total recognised gains and losses recognised in the year                    32.8            51.8
                                                                            ====            ====






Reconciliation of movements in shareholders' funds for the year ended 31 March 1999

in millions                                                      1999                        1998
                                                          ------------------          -------------------
                                                          Group      Company          Group       Company
                                                          -----      -------          -----       -------

Profit/(loss) for the year                                 32.8        (2.2)           48.4         (2.2)
New share capital subscribed                                0.8         0.8             0.8          0.8
Share premium arising on new share capital                  0.4         0.4             0.3          0.3
Revaluation of investment in subsidiaries                   -          35.0             -           50.6
                                                          -----       -----           -----        -----
Net addition to shareholders' funds                        34.0        34.0            49.5         49.5
Opening shareholders' funds                               150.9       150.9           101.4        101.4
                                                          -----       -----           -----        -----
Closing shareholders' funds                               184.9       184.9           150.9        150.9
                                                          =====       =====           =====        =====



Consolidated cash flow statement
for the year ended 31 March 1999



in millions                                                   Note                  1999             1998
                                                              ----                  ----             ----

Net cash inflow from operating activities                      22                   50.2             61.6

Return on investments and servicing of finance                 23                  (18.3)           (13.1)

Taxation paid                                                                       (0.9)             -

Capital expenditure and financial investment                   23                  (44.8)           (77.2)

Acquisitions and disposals                                     23                   (3.2)           (22.9)
                                                                                    ----             ----

Net cash outflow before financing                                                  (17.0)           (51.6)

Financing
  Issue of ordinary share capital                                                    0.3               0.3
  Long term loans raised                                                            40.0              68.8
  Costs of raising long term loans                                                   -                (0.9)
  Repayment of long term loans                                                     (25.0)            (24.0)
  Repayment of finance leases                                                       (0.5)             (0.1)
                                                                                    ----              ----

Net cash inflow from financing                                                      14.8              44.1
                                                                                    ----              ----
Decrease in cash and cash equivalents                          24                   (2.2)             (7.5)
                                                                                    ====              ====

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

         Basis of consolidation
         The group accounts consolidate the accounts of English Welsh & Scottish Railway Holdings Limited and all its subsidiary and associated undertakings. These accounts are made up to 31 March 1999. The consolidated accounts are based on accounts of subsidiary undertakings, all of which are coterminous with those of the parent company, and on the accounts of the parent company. The acquisition method of accounting has been adopted. Under this method, the results of subsidiary and associated undertakings acquired in the period are included in the consolidated profit and loss account from the date of acquisition. In the company's accounts, investments in subsidiary undertakings are revalued to reflect the underlying book value of the net assets of the subsidiaries. The result for the year dealt with in the financial statements of English Welsh & Scottish Railway Holdings Limited is disclosed in note 19 to these accounts. The company has taken advantage of section 230(4) of the Companies Act 1985 and has not presented its own profit and loss account.

         Goodwill
         Goodwill whether negative or positive is disclosed as an intangible asset. Negative goodwill up to the fair value of non - monetary assets acquired is amortised to the profit and loss account in periods in which these assets are recovered. Negative goodwill in excess of the fair value of the assets acquired is amortised over the period in which the losses to which it relates are expected to accrue. Positive goodwill is amortised over 20 years.

         Fixed assets and depreciation
         Depreciation is provided by the company to write off the cost less the estimated residual value of tangible fixed assets by equal instalments over their estimated useful economic lives from the time assets come into service as follows:
         ..  Freehold  buildings                       40 years
         ..  Leasehold land and buildings              life of lease
         ..  Plant,  machinery and equipment           3 to 10 years
         ..  Rolling stock                             20 to 50 years
         ..  Infrastructure                            10 to 30 years

         No depreciation is provided on freehold land.

Notes continued

1        Accounting Policies continued

         Capitalisation of interest
         Interest incurred on funding fixed assets in the course of construction is capitalised up until the date the asset in question is commissioned.

         Leases
         Where the group enters into a lease which entails taking substantially all the risks and rewards of ownership of an asset, the lease is treated as a `finance lease'. The asset is recorded in the balance sheet as a tangible fixed asset and is depreciated over its estimated useful life or the term of the lease, whichever is shorter. Future instalments under such leases, net of finance charges, are included within creditors. Rentals payable are apportioned between the finance element, which is charged to the profit and loss account, and the capital element which reduces the outstanding obligation for future instalments. All other leases are accounted for as `operating leases' and the rental charges are charged to the profit and loss account on a straight line basis over the life of the lease.

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

         Pensions and other post-retirement benefits
         The expected cost of providing pensions, as calculated periodically by professionally qualified actuaries, is charged to the profit and loss account so as to spread the cost over the service lives of employees in the scheme in such a way that the pension cost is a substantially level percentage of current and expected future pensionable payroll. Differences between the amount charged to the profit and loss account and payments made to schemes are treated as assets or liabilities in the Balance Sheet. Further details are given in Note 21 to the accounts.

         Taxation
         The charge for taxation is based on the profit for the period and takes into account taxation deferred because of timing differences between the treatment of certain items for taxation and accounting purposes. Provision is made for deferred tax only to the extent that it is probable that an actual liability will crystallise within the foreseeable future. Partial provision is also made for timing differences arising on the pension fund prepayment.

         Foreign Exchange
         Transactions in foreign currencies are recorded at the rate ruling at the date of the transaction or at the contract rate if the transaction is covered by a forward exchange contract. Monetary assets and liabilities denominated in foreign currencies are translated at the rate of exchange ruling at balance sheet date or, if appropriate, at the forward exchange contract rate. All differences are taken to the profit and loss account except where they arise on loans or deposits which are being used to fund capital expenditure in which case they are capitalised up until the asset in question is commissioned.

         Hedging
         Gains and losses on hedge contracts are recognised in the profit and loss account as they arise.

Notes continued

2        Turnover

         Turnover is stated net of value added tax and represents amounts invoiced to third parties and estimates in respect of amounts not invoiced.

         Turnover and operating profit is attributable to one activity, the haulage of freight and mail by rail and other related services throughout England, Wales and Scotland.

3        Operating costs


         in millions                                                                                1999        1998
                                                                                                   -----       -----

         Change in stock of spares                                                                   -         (11.3)
         Raw materials and consumables                                                              58.8        79.3
         Other external charges                                                                    211.0       203.0
         Staff costs (Note 6)                                                                      195.1       174.1
         Depreciation and other amounts written off tangible and intangible fixed assets             9.2        15.0
                                                                                                   -----       -----
                                                                                                   474.1       460.1
                                                                                                   =====       =====



4        Profit on ordinary activities before taxation


         in millions                                                                        1999        1998
                                                                                            ----        ----
         Profit  on  ordinary  activities  before  taxation  is  stated  after charging Auditors' remuneration:
         Audit - group                                                                       0.2         0.2
         Other services - group                                                              0.1         0.2
         Depreciation and other amounts written off tangible fixed assets:
         Owned                                                                              17.5        13.5
         Leased                                                                              0.9         1.6
         Hire of plant and machinery - rentals payable under operating leases                8.6         0.2
         Other operating leases                                                              1.2         2.0
         Year 2000 costs                                                                     1.8         0.3
         Exchange costs                                                                      0.2         0.4

         after crediting
         Release of unutilised provisions (Note 16)                                         11.4         -
         Government grants credited to profit and loss account                               0.4         4.0
         Rents receivable from property                                                      9.4         8.4
         Amortisation of negative goodwill                                                   9.5         2.7


         The operating loss dealt with in the accounts of the parent company was
         0.3 million (1998: 1.4 million).

         The release of unutilised provisions during the year includes 9.3 million in respect of environmental risks. Detailed evaluations of the degree of contamination at sites occupied by the group were carried out during the year. The results of these surveys indicate that the degree of contamination is less than initially assessed permitting the provision to be reduced by 7 million. A further reduction of 2.3 million resulted from technological advances since the earlier assessment.

Notes continued

5        Remuneration of directors

                                                                                            1999         1998
                                                                                          -------      -------

         Aggregate emoluments of directors                                                180,277      196,434
         Number of directors for  whom retirement benefits are accruing under a                 1            1
         money purchase scheme
         Number of directors for  whom retirement benefits are accruing under a                 1            1
         defined benefits scheme
         Number of directors eligible for shares under a long term incentive scheme             1            1



         Directors interests in the ordinary share capital of the company and options granted during the year are disclosed in the Director's Report.

         1,347,518 (1998:1,448,695) was paid to Wisconsin Central Transportation Corporation in relation to a management contract incorporating among other things, the provision of the services of E A Burkhardt and T F Power.

         119,200 (1998: 32,000) was paid or is payable to Berkshire Partners for the services of C Ferenbach and R K Lubin.

         22,267 (1998: 16,000) was paid or is payable to Fay Richwhite for the services of D M Richwhite.

         26,600 (1998: 12,000) was paid or is payable to McLachlan Rissman & Doll for the services of T W Rissman.

         16,000 was paid or is payable to BIL Consultants for the services of R.F. Price and R.O.H. Morley.

         Transactions involving directors

         McLachlan Rissman & Doll a partnership in which T W Rissman has an interest, was paid 72,436 (1998: 139,230) during the period for the provision of legal and other professional services.

         Railroad Financial Corporation, a specialist adviser on financing rail equipment, in which T W Rissman has an interest was paid 483,810 (1998:
         160,911) during the period for the provision of consultancy services.

6        Staff numbers and costs

                                                                  1999     1998
                                                                   No.      No.
                                                                  -----    -----
         Average number of people employed:
         Management and operation of rail freight services        6,866    7,070
                                                                  =====    =====


         The acquisition of English Welsh & Scottish Railway International Limited on 22 November 1997 results in an artificially reduced average number of employees for the year ended 31 March 1998. At 31 March 1998 7,021 people were employed by the group which total had reduced to 6,564 by 31 March 1999.

Notes continued

6        Staff numbers and costs contd

         The aggregate payroll costs of these persons were as follows:

         in millions                                           Total      Total
                                                                1999       1998
                                                               -----      -----
         Wages & salaries                                      163.3      149.2
         Social security  costs                                 13.1       11.9
         Other pension costs (see note 21)                       2.4        1.9
         Other staff costs                                      16.3       11.1
                                                               -----      -----
                                                               195.1      174.1
                                                               =====      =====


7        Net interest payable and similar charges


         in millions                                                                        1999       1998
                                                                                            ----       ----

         Other interest receivable and similar income                                        0.6        1.1

         Other interest payable and similar charges:
         On bank loans, overdrafts and other loans repayable within five years             (18.4)     (14.0)
         On bank loans repayable in more than five years                                     -         (2.5)
          Finance charges payable in respect of finance leases and hire
          purchase contracts                                                                 -         (0.1)
         Exchange gain on monies on deposit                                                  -          0.1
                                                                                            ----       ----
                                                                                           (18.4)     (16.5)
         Interest capitalised                                                                4.6        4.1
                                                                                            ----       ----
         Total other interest payable and similar charges                                  (13.8)     (12.4)
                                                                                            ----       ----
         Net interest payable and similar charges                                          (13.2)     (11.3)
                                                                                            ====       ====


8        Taxation


         in millions                                                                      1999        1998
                                                                                          ----        ----
         UK corporation tax at 30% (1998: 31%) on the profit on ordinary
         activities for the year to 31 March 1999                                          -          (4.7)
         Deferred Taxation                                                                (5.8)       (3.8)
                                                                                           ---         ---
                                                                                          (5.8)       (8.5)
                                                                                           ===         ===


         The group has a low effective tax rate due to the current and prospective availability of substantial capital allowances.

         Deferred taxation includes a credit of nil million (1998: 0.8 million) resulting from the reduction in the rate of corporation tax from 31% to 30% announced in the budget on 17 March 1998.

Notes continued

9        Tangible fixed assets


         in millions                                           Plant,
                                                             machinery                 Assets in
                                   Land &       Rolling          &           Infra-    course of
                                 buildings       stock       equipment     structure  construction      Total
                                ----------      --------     ---------     ---------  ------------      -----
         Group

         Cost
         At 1 April 1998              56.2         317.7         20.8          5.8          86.7         487.2
         Additions                     6.8          22.9          5.9          1.7          49.6          86.9
         Disposals                     -           (19.2)        (0.9)         -           (25.2)        (45.3)
         Transfers                     2.8           4.0          4.8          2.0         (13.6)          -
                                      ----         -----         ----          ---          ----         -----
         At 31 March 1999             65.8         325.4         30.6          9.5          97.5         528.8
                                      ====         =====         ====          ===          ====         =====

         Depreciation and
         diminution in value

         At 1 April 1998              (2.1)        (25.1)       (13.8)        (0.6)          -           (41.6)
         Charge for period            (1.3)        (14.1)        (2.5)        (0.5)          -           (18.4)
         On disposals                  -             0.1          0.8          -             -             0.9
                                       ---          ----         ----          ---          ----          ----
         At 31 March 1999             (3.4)        (39.1)       (15.5)        (1.1)          -           (59.1)
                                       ===          ====         ====          ===          ====          ====

         Net book value
         At 31 March 1999             62.4         286.3         15.1          8.4          97.5         469.7
                                      ====         =====         ====          ===          ====         =====
         At 31 March 1998             54.1         292.6          7.0          5.2          86.7         445.6
                                      ====         =====         ====          ===          ====         =====


         The net book value of land and buildings at 31 March 1999 comprises:

         in millions                   Group     Company      Group     Company
                                        1999       1999        1998       1998

         Freehold land and buildings    34.8         -         27.2         -
         Long leasehold                 25.5         -         24.8         -
         Short leasehold                 2.1         -          2.1         -
                                        ----       ---         ----       ---
                                        62.4         -         54.1         -
                                        ====       ===         ====       ===

         Included in freehold land and buildings is land valued at 4.8 million which is not depreciated. Following the sale and lease back of the related assets, no capitalised interest is included in fixed assets (1998: 6.2 million).

Notes continued

9        Tangible fixed assets continued

         Assets held under finance leases
         in millions                                        Plant,
                                                          machinery
                                              Rolling        and
                                               stock      equipment       Total
                                               -----      ---------       -----
         Cost:
         At 1 April 1998                        40.0           1.0         41.0
         Terminated finance leases             (17.4)          -          (17.4)
                                                ----           ---         ----
         At 31 March 1999                       22.6           1.0         23.6
                                                ----           ---         ----

         Depreciation:
         At 1 April 1998                       (15.5)         (0.9)       (16.4)
         Terminated finance leases               8.3           -            8.3
         Charge for the period                  (0.9)          -           (0.9)

                                                ----           ---         ----
         At 31 March 1999                       (8.1)         (0.9)        (9.0)
                                                ----           ---         ----

         Net Book Value
         At 31 March 1999                       14.5           0.1         14.6
                                                ====           ===         ====

         At 31 March 1998                       24.5           0.1         24.6
                                                ====           ===         ====


10       Fixed asset investments

         in millions                                          Trade
                                    Own Shares  Associates  Investment    Total
                                    ----------  ----------  ----------    -----
         Group
         Cost
         At 1 April 1998               0.8         0.6           0.6        2.0
         Additions                     1.1         -             -          1.1
         Disposals                    (0.2)        -             -         (0.2)
                                       ---         ---           ---        ---
         At 31 March 1999              1.7         0.6           0.6        2.9
                                       ---         ---           ---        ---

         Provisions
         At 1 April 1998              (0.7)        -             -         (0.7)
         Created during the year      (1.1)        -             -         (1.1)
         Utilised during the year      0.2         -             -          0.2
                                       ---         ---           ---        ---
                                      (1.6)        -             -         (1.6)
                                       ---         ---           ---        ---
         At 31 March 1999
         Net Book Value
         31 March 1999                 0.1         0.6           0.6        1.3
                                       ===         ===           ===        ===

         31 March 1998                 0.1         0.6           0.6        1.3
                                       ===         ===           ===        ===

Notes continued

10       Fixed asset investments - company contd

         EW & S Employee Share Trust, was created on 14 November 1996. The trustee, EWS Trustees Ltd, at its absolute discretion determines which directors and employees are to participate in a bonus share plan in any fiscal year. All costs incurred in the administration of the trust are charged to the profit and loss account as incurred.

         At the date of signing these accounts the trust held 1,188,005  (1998:
         1,277,554)  shares of which  1,070,520  (1998:  1,164,977)  were under option to employees and directors. The historic cost of these shares is 1.1 million.

         in millions                     Own         Value of shares
                                        shares       in subsidiaries      Total
                                        ------       ---------------      -----
         Company
         Cost/Valuation
         At 1 April 1998                  0.8             95.9             96.7
         Additions at cost                1.1              -                1.1
         Disposals                       (0.2)             -               (0.2)
         Revaluation                      -               35.0             35.0
                                          ---            -----            -----
         At 31 March 1999                 1.7            130.9            132.6
                                          ---            -----            -----

         Provisions
         At 1 April 1998                 (0.7)             -               (0.7)
         Credited during the year        (1.1)             -               (1.1)
         Utilised during the year         0.2              -                0.2
                                          ---            -----            -----
                                         (1.6)             -               (1.6)
                                          ---            -----            -----

         Net Book Value 31 March 1999     0.1            130.9            131.0
                                          ===            =====            =====

         Net Book Value 31 March 1998     0.1             95.9             96.0
                                          ===            =====            =====


         Investments in group companies have been revalued to reflect the underlying book value of the net assets of the subsidiaries. This revaluation is eliminated on consolidation.

         The companies in which the company's interest is more than 10% are as follows:

                                                  Country of            Principal activity             Class and
                                               registration or                                       percentage of
                                                incorporation                                         shares held
                                                                                                    Group & company
                                               ---------------          ------------------          ---------------
         Subsidiary undertakings
         Boreal & Austral Railfreight          England & Wales            Holding company           100% 1 Ordinary
         Limited
         New Locomotive Finance Limited        England & Wales       Acquisition and leasing        100% 1 Ordinary
                                                                         of rolling stock
         Res (December) Limited                England & Wales            Holding company           100% 1 Ordinary
         Rail Express Systems Limited          England & Wales       Transportation and allied      100% 1 Ordinary
                                                                             services
         Loadhaul Limited                      England & Wales                Dormant               100% 1 Ordinary
         English Welsh & Scottish Railway      England & Wales          Haulage of freight          100% 1 Ordinary
         Limited
         Mainline Freight Limited              England & Wales                Dormant               100% 1 Ordinary
         NPJV Limited                          England & Wales                Dormant               100% 1 Ordinary


Notes continued


10       Fixed asset investments - company continued

                                                  Country of            Principal activity             Class and
                                               registration or                                       percentage of
                                                incorporation                                         shares held
                                                                                                    Group & company
                                               ---------------          ------------------          ---------------
         Subsidiary undertakings continued
         LGJV Limited                          England & Wales                Dormant               100% 1 Ordinary
         EWS Finance Limited                   England & Wales        Acquisition and leasing       100% 1 Ordinary
                                                                         of rolling stock
         East & West Limited                   England & Wales            Holding company           100% 1 Ordinary
         English Welsh & Scottish Railway      England & Wales          Haulage of freight          100% 1 Ordinary
         International Limited
         EW & S Trustees Limited               England & Wales         Trustee of employee          100% 1 Ordinary
                                                                           share trust
         Locomotive 6667 Limited               England & Wales                Dormant               100% 1 Ordinary

         Associated undertakings
         Allied Continental Intermodal
         Services Limited                      England & Wales              Railfreight             25% 1 Ordinary
         Autotrax Limited                      England & Wales          Terminal management         24% 1 Ordinary
         Intermodal Wagon Systems Limited
                                               England & Wales              Railfreight             25% 1 Ordinary
         Unilog NV                                 Belgium                  Railfreight             45% 1BFr Ordinary


         The investments in associated undertakings are unlisted. In the opinion of the directors, the aggregate value of these investments is not less than the amounts at which they are stated in the balance sheet.


11       Goodwill

         Intangible assets consist of goodwill arising on the acquisition of businesses acquired by the group. No goodwill is recorded in the books of the company.

         in millions                                                  Negative      Positive       Total
                                                                      Goodwill      Goodwill     Goodwill
                                                                      --------      --------     --------
         Gross Value
         At 1 April 1998                                               (130.7)          6.0       (124.7)
         Impact of the finalisation of fair values and
         consideration on the acquisition of EWSI                       (19.5)          -          (19.5)
                                                                        -----           ---        -----
         At 31 March 1999                                              (150.2)          6.0       (144.2)
                                                                        -----           ---        -----

         Accumulated amortisation
         At 1 April 1998                                                  4.5          (0.6)         3.9
         Amortisation of goodwill during the year                         9.5          (0.3)         9.2
                                                                        -----           ---        -----
         At 31 March 1999                                                14.0          (0.9)        13.1
                                                                        -----           ---        -----

         Net Book Value
         At 31 March 1999                                              (136.2)          5.1       (131.1)
                                                                        =====           ===        =====

         At 31 March 1998                                              (126.2)          5.4       (120.8)
                                                                        =====           ===        =====


         38.6 million of the negative goodwill is being amortised over the period from the 22 November 1997 to 31 May 2005. The remaining negative goodwill is amortised over the life of the assets to which it relates. All positive goodwill is amortised over 20 years.

Notes continued

11       Goodwill contd

         EWSI was acquired by the group in the prior year. During the year the group has finalised its assessments of fair values of the assets acquired. The resulting adjustments to negative goodwill are as follows.

         in millions

         Increase in value of indemnities provided by BR                   (2.4)
         Reduction in value assigned to stocks                              2.0
         Reduction in provisions required                                  (3.8)
         Reduction in other creditors                                      (1.9)
         Recognition of deferred tax asset                                (16.6)
         Increase in consideration                                          3.2
                                                                           ----
                                                                          (19.5)
                                                                           ====

12       Stocks

         Stocks held by the group comprise spare parts held for the maintenance of the group's assets. No stocks were held by the company.

13       Debtors


         in millions                                           Group     Company         Group       Company
                                                                1999       1999           1998         1998
                                                               -----      ------         -----        ------
         Amounts falling due within one year
         Trade debtors                                          71.6         -            79.2           -
         Amounts owed by group undertakings                      -         194.4           -           200.9
         Amounts owed by associate undertakings                  1.6         -             1.2           -
         Other debtors                                          37.1         1.3          24.6           1.9
         Prepayments and accrued income                         16.7         -             8.8           -
                                                               -----       -----         -----         -----
                                                               127.0       195.7         113.8         202.8
                                                               =====       =====         =====         =====
         Amounts falling due after more than one year
         Pension fund prepayment                                79.8         -            82.1           -
         Promissory notes                                        -           -            14.2           -
                                                               -----       -----         -----         -----
                                                                79.8         -            96.3           -
                                                               =====       =====         =====         =====


14       Creditors: amounts falling due within one year


         in millions                                                     Group      Company        Group        Company
                                                                          1999        1999          1998          1998
                                                                         -----       ------        -----         ------
         Bank loans and overdrafts                                        23.3         6.9           5.0          12.6
         Obligations under finance leases and hire purchase contracts      0.3         -             0.5           -
         Amounts owed to group undertakings                                -          77.7           -            77.7
         Amounts owed to associate undertakings                            -           -             0.1           -
         Trade creditors                                                  52.4         -            50.8           0.1
         Other creditors including taxation and social security:
         Corporation tax                                                   4.7         -             5.6           -
         Other taxes and social security costs                             8.7         -            14.3           -
         Other creditors                                                   2.3         0.1           3.1           1.3
         Accruals                                                         55.2         0.6          47.4           0.4
                                                                         -----        ----         -----          ----
                                                                         146.9        85.3         126.8          92.1
                                                                         =====        ====         =====          ====

Notes continued

15       Creditors: amounts falling due after more than one year



         in millions                                                     Group      Company        Group        Company
                                                                          1999        1999          1998          1998
                                                                         -----       ------        -----         ------
         Bank loans (net of unamortised financing costs)                 183.9        56.5         185.7          55.8
         Obligations under finance leases and hire purchase contracts      1.7         -             2.0           -
                                                                         -----        ----         -----          ----
                                                                         185.6        56.5         187.7          55.8
                                                                         =====        ====         =====          ====

         Interest Rates and Security on Loans

         The bank loans include:

          73.6 million (1998: 76.8 million) secured by a first fixed and floating charge over all the assets and shares of the Group, except for those to which a charge attaches under the terms of the contract for the carriage of mail for the Post Office and the shares and assets of New Locomotive Finance Ltd, English Welsh & Scottish Railway International Ltd, EWS Finance Ltd and East & West Ltd, and is repayable in six monthly instalments between August 1999 and August 2001.

          56.5 million (1998: 55.8 million) attracting interest at LIBOR plus 0.65% and is secured in the same manner as the above loan but ranks after it in order of preference and is repayable in February 2004.

          44.1 million (1998: 31.1 million) secured by a fixed and floating charge over the assets of New Locomotive Finance Ltd. The timing of the repayment of this loan is dependent upon dates on which the final Class 66 locomotives are delivered.

          33.0 million (1998: 27.0 million) secured by a fixed and floating charge over the assets of EWS Finance Ltd. This loan is repayable in equal quarterly instalments between September 1999 and September 2004.


         Bank loans payable by instalments

         in millions                                                           Group                   Company
                                                                         -----------------       -------------------
                                                                          1999        1998        1999          1998
                                                                         -----       -----       -----         -----
         Amounts falling due:
             in more than 1 year but not more than 2 years                36.7        22.8         -              -
             in more than 2 years but not more than 5 years              145.5        98.8        56.5            -
             in more than 5 years                                          1.7        64.1         -             55.8
                                                                         -----       -----        ----           ----
                                                                         183.9       185.7        56.5           55.8
                                                                         =====       =====        ====           ====

Notes continued

15       Creditors: amounts falling due after more than one year contd

         The interest rate and currency profiles of bank loans are as follows:

                                                            Total        Weighted         Weighted      Fair value of
                                                          borrowings      average       average time      borrowings
                                                           millions    interest rate   for which rate      millions
                                                                                          is fixed
                                                          ----------   -------------     ----------       ----------
         Group
         Sterling
         Variable rate                                       130.4             -               -             130.4
         Fixed rate                                           50.0           7.8%            4 years          51.0

         US Dollars
         Fixed rate                                           32.1           7.5%            2 years          32.4
                                                             -----                                           -----
                                                             212.5           8.1%              -             213.8
                                                                                                             =====

         Less unamortised finance costs                       (5.3)
                                                             -----
                                                             207.2
                                                             =====

         Company
         Variable rate                                        10.0             -               -              10.0
         Fixed rate                                           50.0           7.8%            4 years          51.0
                                                             -----                                           -----
                                                              60.0                             -              61.0
                                                                                                             =====

         Less unamortised finance costs                       (3.5)
                                                             -----
                                                              56.5
                                                             =====

         The fair value of borrowings has been determined by marking interest rate swaps to market at 31 March 1999.

         The maturity of obligations under finance leases and hire purchase contracts is as follows:

         in millions                     Group     Company     Group     Company
                                          1999       1999       1998       1998
                                         -----      ------     -----      ------

         Within one year                   0.5         -         0.5         -
         In the second to fifth years      1.3         -         2.0         -
         Over five years                   0.2         -         -           -
                                           ---        ---        ---        ---
                                           2.0         -         2.5         -
                                           ===        ===        ===        ===

Notes continued

16       Provisions for liabilities and charges


         in millions                         Environmental    Deferred      Redundancy       Claims        Other          Total
                                               Provision         Tax         Provision     Provision     Provisions    Provisions
                                                              Provision
                                               ---------      ---------      ---------     ---------     ----------    ----------
         Group
         At 1 April 1998                         20.0           25.3           24.1           15.0          21.2          105.6
         Utilised during year                    (1.7)           -             (9.2)          (2.4)         (4.3)         (17.6)
         Arising on the finalisation
          of fair values on the
          acquisition of a subsidiary
          undertaking                            (2.8)         (16.6)           -             (0.8)         (0.2)         (20.4)
         Transferred to deferred
         income during the year                   -              -              -              -            (6.2)          (6.2)
         Unutilised amounts released
         in the year                             (9.3)           -              -             (1.9)         (0.2)         (11.4)
         Provisions created in the year           -              5.8            -              1.3           -              7.1
                                                  ---           ----           ----           ----          ----           ----
         At 31 March 1999                         6.2           14.5           14.9           11.2          10.3           57.1
                                                  ===           ====           ====           ====          ====           ====

         The environmental provision represents the anticipated future costs of rectifying existing pollution at sites occupied by the group. The redundancy provision reflects the anticipated future costs of implementing plans to restructure the group. The claims provision represents the anticipated costs of claims made by third parties against group companies to the extent they are not recoverable from the group's insurers. The amounts provided and not provided for deferred tax are analysed below:

         in millions                                                        1999                          1998
                                                                   -----------------------       -----------------------
                                                                   Provided     Unprovided       Provided     Unprovided
                                                                   --------     ----------       --------     ----------
         Difference between accumulated depreciation and
         amortisation and capital allowances                         (2.8)          56.4            3.7           45.9
         Timing difference on pension fund surplus                   23.9            -             24.6            -
         Timing difference on provision for redundancies             (4.5)           -             (5.0)           -
         Other timing differences                                    (2.1)          (1.9)           2.0           10.7
                                                                     ----           ----           ----           ----
                                                                     14.5           54.5           25.3           56.6
                                                                     ====           ====           ====           ====

17       Deferred Income

         in millions                                             1999      1998
                                                                 ----      ----

         Government capital grants                                4.9       1.8
         Other deferred income                                    6.0       4.3
                                                                 ----       ---
                                                                 10.9       6.1
                                                                 ====       ===
         Government capital grants
         At 1 April 1998                                          1.8
         Receivable during the period                             3.5
         Credited to profit and loss account                     (0.4)
                                                                  ---
         At 31 March 1999                                         4.9
                                                                  ===

Notes continued

18       Called up share capital

                                                            Number of shares           Group and Company
                                                        -----------------------        -------------------
                                                         1999             1998          1999        1998
                                                          No               No          million     million
                                                        ------           ------        -------     -------
         Authorised
         Ordinary shares of 1 each                   125,000,000      125,000,000        125         125
                                                     ===========      ===========        ===         ===


                                                              No         million
                                                         -----------     -------
         Allotted, called up and fully paid
         Ordinary shares of 1 each
         At 1 April 1998                                  99,432,820       99.4
         Shares issued at a premium of 0.30                   75,000        0.1
         Shares issued at a premium of 0.69                  648,131        0.7
                                                         -----------      -----
                                                         100,155,951      100.2
                                                         ===========      =====


         At 31 March 1999 options totalling 7,941,521 (1998:  7,821,019) were in issue exercisable at the prices and over the time frames detailed below.



         Exercisable between                             Exercise        Number
                                                           price        options
                                                           -----       ---------
         10 September 1999 and 10 September 2003            1.00       2,550,000
         10 September 1999 and 10 September 2006            1.00         960,000
         16 September 2000 and 16 September 2004            1.30         100,000
         16 September 2000 and 16 September 2004            1.69         179,498
         18 November 2000 and 18 November 2004              1.69          35,000
         18 September 2001 and 18 September 2005            1.69          85,502
         18 September 2001 and 18 September 2008            3.00          40,000
         8 March 2002 and 8 March 2006                      1.69          35,000
         At any time up to 23 February 2000                 2.86       3,956,521
                                                                       ---------
                                                                       7,941,521
                                                                       =========

         At 31 March 1999 warrants totalling 3,631,181 (1998: 3,602,842) were in issue which are exercisable at the warrant holders discretion at a price of 0.01 each.

Notes continued

19       Reserves

                                        Group & Company        Company            Group             Company
         in millions                     Share premium       Revaluation     Profit and loss    Profit and loss
                                            account            reserve           account            account
                                            -------            -------           -------            -------
         At 1 April 1998                      1.5                52.6              50.0               (2.6)
         Premium on shares issued             0.4                 -                 -                  -
         Retained profit for year             -                   -                32.8               (2.2)
         Revaluation of investment
            in subsidiaries                   -                  35.0               -                  -
                                              ---                ----              ----                ---
         At 31 March 1999                     1.9                87.6              82.8               (4.8)
                                              ===                ====              ====                ===


20       Commitments

         (i) Capital commitments at the end of the financial year for which no provision has been made.

             in millions                                 Group      Company      Group      Company
                                                          1999        1999        1998        1998
                                                         -----       ------      -----       ------
             Contracted                                  123.4         -         411.0          -
             Authorised but not contracted                 -           -          45.1          -
                                                         -----        ---        -----         ---
                                                         123.4         -         456.1          -
                                                         =====        ===        =====         ===

         (ii) There were no commitments at the year end to enter into finance leases starting after the year end.


         (iii) Annual commitments under non-cancellable operating leases for land and buildings and equipment delivered by the year end are as follows:

               in millions                                              1999                   1998
                                                                ------------------     -------------------
                                                                Land and     Other     Land and      Other
                                                                buildings              buildings
                                                                ---------    -----     ---------     -----
                                                                  000's      000's       000's       000's
               Group
               Operating leases which expire:
               Within one year                                     0.2        4.1         1.5         0.4
               In the second to fifth years inclusive              -          1.7         -           -
               Over five years                                     0.8       12.1         -           -
                                                                   ---       ----         ---         ---
                                                                   1.0       17.9         1.5         0.4
                                                                   ===       ====         ===         ===

          On the 26 August 1998 New Locomotive Finance Limited, a wholly owned subsidiary, agreed to novate to Angel Trains the right to acquire 250 Class 66 and 30 Class 67 locomotives. On the same date English Welsh & Scottish Railway Limited, a wholly owned subsidiary, entered a contract to rent the same locomotives under an operating lease of 15 years duration from the date of the completion of manufacture of the last locomotive. The additional annual rental payable on these locomotives which had not been delivered by the year end is estimated to be 17.8 million all of which would fall into the over five years category in the above table. On the 29 January 1999 the group entered a contract to sell 310 wagons and rent them back under an operating lease.

Notes continued

20       Commitments continued

         (iv)  Fuel Hedge Contracts

               English Welsh & Scottish Railway Ltd has entered into a number of fuel hedge contracts for gas oil, none of which extend beyond 31 March 2000. The quantity hedged is equivalent to 30% of the projected annual consumption.



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

               On 15 January 1998 New Locomotive Finance Limited, a wholly owned subsidiary, entered a contract of 27 months duration to pay or receive as appropriate the difference between interest on US$52 million at a fixed rate of 6.07% and 3 month US$ LIBOR.



         (vi)  Channel Tunnel Access

               On 22 November 1997 EWS completed the acquisition of 100% of the share capital of English Welsh & Scottish Railway International Limited ("EWSI"), formerly Railfreight Distribution Limited, from the British Railways Board ("BRB"). In connection with that acquisition:

               .. BRB has agreed that EWSI will not be required to pay toll charges for access to the Channel Tunnel until 30 April 2005, such charges being met by BRB.

               .. In the event that freight operations through the Channel Tunnel are terminated, EWSI may be required to sell certain tunnel related assets to a publicly owned railway company and to pay a 5m penalty. A provision was raised for this penalty on the acquisition of EWSI.

               .. EWSI intends to continue its Channel Tunnel operations after April 2005, but will not be able to do so unless Eurotunnel materially reduces its charges. The present contractual arrangements do not compel Eurotunnel to do this, and there is no certainty that it will. Full provision is therefore made for all liabilities that would arise if EWSI discontinued Channel Tunnel operations after April 2005.

               .. BRB has agreed to pay a restructuring grant to EWSI in respect of specified expenditure to a maximum of 25 million within two years of the acquisition date. The amount of the grant received during the year was 12.7 million. The grant is potentially repayable over 10 years from 2007 if average total access charges fall below and volumes exceed specified levels. No provision has been made for repayment of grants received to date.


21       Pension scheme

         Contributions to the group's defined benefit pension scheme are charged to the profit and loss account so as to spread the cost of pensions over employees' working lives with the group. The contributions are determined by a qualified actuary using the projected unit method. The most recent valuation was at 1 April 1999. The assumptions adopted by the pension fund's actuary which have the most significant effect on the results of the valuation are;

Notes continued

21       Pension scheme contd

         .. Salary inflation has been assumed to be 6.5% per annum.

         .. Pensions growth has been assumed to be 4.5% per annum.

         .. Return on investments has been assumed to be 9.0% (1998: 9.0%) per annum.

         The most recent actuarial valuation showed that the market value of the scheme's assets was 580.1 million (1998: 580.1 million) and that the actuarial value of those assets represented at least 110% of the liabilities for benefits that had accrued to members, after allowing for expected future increases in earnings. Since acquisition a surplus has arisen of 16.2 million which is being amortised to the profit and loss account over the estimated working lives of the employees.

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

         In addition, the group operates a defined contribution pension scheme under which members contributions are matched on a pound for pound basis. The pension cost charge for the period amounted to 2.5 million (1998: 1.9 million).


22 Reconciliation of operating profit to net cash inflow from operating activities

         in millions                                            1999       1998
                                                                ----       ----
         Operating profit                                       49.8       68.1
         Depreciation charge                                    18.4       15.1
         Amortisation of goodwill                               (9.2)      (2.7)
         Provision against shares held by EW & S
           Employee Share Trust                                  0.9        0.7
         (Increase)/Decrease in stocks                          (2.0)      (3.8)
         (Increase)/Decrease in debtors                         14.6       65.9
         Increase/(Decrease) in creditors and provisions       (22.3)     (81.7)
                                                                ----       ----
         Net cash inflow from operating activities              50.2       61.6
                                                                ====       ====

Notes continued

23       Analysis of cash flows for headings netted in the cash flow statement


         in millions                                                                           1999       1998
                                                                                              -----      -----
         Returns on investments and servicing of finance
         Interest received                                                                      0.6        1.1
         Interest paid                                                                        (18.9)     (14.2)
                                                                                               ----       ----
         Net cash outflow for returns on investments and servicing of finance                 (18.3)     (13.1)
                                                                                               ====       ====

         Capital expenditure and financial investment
         Purchase of tangible fixed assets                                                    (86.9)     (77.7)
         Sale of tangible fixed assets                                                         42.1        0.5
                                                                                               ----       ----
         Net cash outflow for capital expenditure and financial investment                    (44.8)     (77.2)
                                                                                               ====       ====

         Acquisitions and disposals
         Acquisition of subsidiary                                                             (3.2)      (4.2)
         Acquisition of National Power rail unit assets                                         -        (18.7)
                                                                                               ----       ----
         Net cash outflow for acquisitions and disposals                                       (3.2)     (22.9)
                                                                                               ====       ====

24       Analysis of net debt


         in millions                           At 1 April       Cash flow    Non cash    At 31 March
                                                   1998                       changes         1999
                                                  ------         --------     -------       -------
         Cash at bank                              33.2            (7.9)         -            25.3
         Overdraft                                (12.6)            5.7          -            (6.9)
                                                   ----             ---         ---           ----
                                                   20.6            (2.2)         -            18.4

         Debt due after one year                 (185.7)            3.3         (1.5)       (183.9)
         Debt due within one year                  (5.0)          (18.3)         -           (23.3)
         Finance leases                            (2.5)            0.5          -            (2.0)
                                                  -----            ----          ---         -----
                                                 (193.2)          (14.5)        (1.5)       (209.2)
                                                  -----            ----          ---         -----
         Total                                   (172.6)          (16.7)        (1.5)       (190.8)
                                                  =====            ====          ===         =====

Notes continued

24       Analysis of net debt contd

         in millions                                                                 1999        1998
                                                                                    ------      ------
         Reconciliation of net cash flow to movement in debt

         Decrease in cash in the period                                               (2.2)       (7.5)

         Cash inflow from increase in debt and lease financing                       (17.5)      (43.8)
                                                                                      ----        ----

         Change in debt resulting from cash flows                                    (19.7)      (51.3)

         Finance leases acquired with subsidiaries                                     -          (2.4)

         Amortisation of finance costs                                                 1.5        (2.3)
                                                                                      ----        ----

         Movement in net debt in period                                              (18.2)      (56.0)

         Net debt at 31 March 1998                                                  (172.6)     (116.6)
                                                                                     -----       -----

         Net debt at 31 March 1999                                                  (190.8)     (172.6)
                                                                                     =====       =====


25       Ultimate parent company and parent undertaking of larger group

         The company has no parent undertaking and therefore its results are not consolidated in the accounts of any other entity.

Notes continued

26       Supplemental US GAAP information

         As at 31 March 1999,  Wisconsin  Central  Transportation  Corporation
         (WCTC), a US company registered with the US Securities and Exchange Commission (SEC), held an approximate 34% interest in English Welsh & Scottish Railway Holdings Limited (EWSRH).

         Set  out  below  is  a  reconciliation   of  the   profit/(loss)   and
         shareholders' funds as set out above under UK GAAP to those under US GAAP to comply with SEC requirements.

         in millions                                                           Year ended   Year ended
                                                                                 31 March     31 March
                                                                                    1999         1998
                                                                                 --------     --------
         Net profit/(loss) in accordance with UK GAAP                                32.8         48.4

         Expenditure on rolling stock                         (b)                     7.8         13.1
         Pensions                                             (c)                     2.0          2.0
         Taxation                                             (e)                    (4.3)       (11.5)
         Amortisation of goodwill                             (f)                    (1.7)        (0.5)
         Application of negative goodwill to fixed assets     (g)                     2.2          0.8
         Provision releases                                   (h)                    (7.2)         -
                                                                                     ----         ----
         Net profit in accordance with US GAAP                                       31.6         52.3
                                                                                     ====         ====


         in millions                                                               As at        As at
                                                                                 31 March     31 March
                                                                                    1999         1998
                                                                                  -------      -------
         Shareholders' funds in accordance with UK GAAP                             184.9        150.9

         Redundancy and restructuring costs                   (a)                    63.0         63.0
         Expenditure on rolling stock                         (b)                    49.1         41.3
         Pensions                                             (c)                     5.7          3.7
         Capitalisation                                       (d)                     0.2          0.2
         Taxation                                             (e)                   (47.2)       (42.9)
         Amortisation of goodwill                             (f)                    (5.4)        (3.7)
         Application of negative goodwill to fixed assets     (g)                     3.0          0.8
         Provision releases                                   (h)                    (7.2)         -
                                                                                    -----        -----
         Shareholders' funds in accordance with US GAAP                             246.1        213.3
                                                                                    =====        =====

Notes continued

26       Supplemental US GAAP information contd


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

         b) Deferral, net of 8,291,000 and 6,874,000 amortisation, for the periods ended 31 March 1999 and 1998, respectively, of certain expenditures relating to rolling stock which has been expensed in the UK GAAP accounts;

         c) Difference in calculation of pension surplus and charge between SSAP 24: "Accounting for Pensions" in the UK and SFAS 87: "
              Employers' Accounting for Pensions" and SFAS88: "Employers" Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits" for US GAAP purposes;

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

         h) 7,025,000 of environmental provision and 206,000 of claims provision were credited to the profit and loss account for UK GAAP but were treated as adjustments to Goodwill for US GAAP purposes;

         i) The group prepares its consolidated statements of cashflow under Financial Reporting Standard No.1 "Cashflow Statements" (FRS 1). Its objectives and principles are similar to those set out in the US Statement of Financial Accounting Standards No.95: "Statement of Cash Flows" (SFAS 95). The principal difference between the standards relates to classification under FRS 1. The group presents its cashflows from (a) operating activities; (b) returns on investments and servicing of finance; (c) taxation; (d) investing activities and (e) financing activities. SFAS 95 requires only three categories of cashflow activities: (a) operating (b) investing and (c) financing. Cashflows from taxation and returns on investments and servicing of finance shown under FRS 1 would be included as cashflow from operating activities under SFAS 95. In addition, under FRS 1, cash and cash equivalents include short term borrowings with original maturities of three months or less. SFAS 95 requires movements on such short-term borrowings to be shown under financing activities.