Form 10-Q
period 1999-09-30
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 1999-11-15
CIK 874213

================================================================================



                         UNITED STATES SECURITIES AND
                             EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 1999
                                              ------------------

                        Commission File Number 0-19150
                                               -------




                       WISCONSIN CENTRAL TRANSPORTATION
                                  CORPORATION
                       --------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                              36-3541743
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


  6250 North River Road, Suite 9000
          Rosemont, Illinois                                             60018
---------------------------------------                                --------
(Address of principal executive offices)                              (Zip Code)


     Registrant's telephone number,
          including area code                                     (847) 318-4600
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

Indicate the number of shares outstanding of the
Issuer's common stock as of October 31, 1999:                  51,250,231 shares





================================================================================

                  WISCONSIN CENTRAL TRANSPORTATION CORPORATION

                                   FORM 10-Q

                        Quarter Ended September 30, 1999



CONTENTS                                                                    PAGE
                                                                            ----
Part I -  Financial Information

          Item 1.  Financial Statements

                   Consolidated Balance Sheets..........................       1

                   Consolidated Statements of Income....................       3

                   Consolidated Statements of Cash Flows................       4

                   Notes to Consolidated Financial Statements...........       5

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations........       6

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk....................................      12


Part II - Other Information

          Item 5.  Other Information....................................      12

          Item 6.  Exhibits and Reports on Form 8-K.....................      12

Signatures..............................................................      13

Index to Exhibits.......................................................      14

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                                Consolidated Balance Sheets

                                                      (in thousands)

                                                          Assets


                                                                                           September 30,   December 31,
                                                                                                1999           1998
                                                                                           ------------   ------------
                                                                                            (Unaudited)     (Audited)
Current assets:
    Cash and cash equivalents...........................................................   $     3,615    $     2,972
    Receivables, net of allowance for doubtful accounts of $1,830
       and $1,847 at September 30, 1999 and December 31, 1998...........................        84,053         78,525
    Materials and supplies..............................................................        26,848         23,610
    Deferred income taxes...............................................................         1,295          1,295
    Other current assets................................................................         2,730          1,418
                                                                                           -----------    -----------
       Total current assets.............................................................       118,541        107,820

Investments in international affiliates.................................................       219,454        173,750

Properties:
    Roadway and structures..............................................................       769,723        706,995
    Equipment...........................................................................       127,183        118,990
                                                                                           -----------    -----------
       Total properties.................................................................       896,906        825,985
    Less accumulated depreciation.......................................................      (109,105)       (94,850)
                                                                                           -----------    -----------
       Net properties...................................................................       787,801        731,135

Other assets, principally deferred financing costs......................................         2,924          3,335
                                                                                           -----------    -----------

       Total assets.....................................................................   $ 1,128,720    $ 1,016,040
                                                                                           ===========    ===========


                            The accompanying notes to consolidated financial statements are an integral part of these financial statements.




                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                                Consolidated Balance Sheets

                                           (in thousands, except share amounts)

                                           Liabilities and Stockholders' Equity


                                                                                           September 30,  December 31,
                                                                                               1999           1998
                                                                                           -----------    -----------
                                                                                            (Unaudited)     (Audited)
Current liabilities:
    Short-term debt....................................................................    $     2,471    $     2,118
    Accounts payable...................................................................         45,155         46,116
    Accrued expenses...................................................................         89,663         87,404
    Accrued disputed switching charges and associated interest.........................             --         21,797
    Income taxes payable...............................................................             --          4,219
    Interest payable...................................................................          4,941          2,560
                                                                                           -----------    -----------
       Total current liabilities.......................................................        142,230        164,214

Long-term debt.........................................................................        331,249        271,681

Other liabilities......................................................................         10,786          4,722

Deferred income taxes..................................................................        141,089        121,116

Deferred income........................................................................          9,358         10,313
                                                                                           -----------    -----------

       Total liabilities...............................................................        634,712        572,046

Stockholders' equity:
    Preferred stock, par value $1.00; authorized 1,000,000
       shares; none issued or outstanding..............................................             --             --
    Common stock, par value $.01; authorized 150,000,000 shares;
       issued and outstanding, 51,247,231 shares at September 30, 1999
       and 51,142,644 shares at December 31, 1998......................................            512            511
    Paid in capital....................................................................        116,465        114,833
    Retained earnings..................................................................        378,450        329,941
    Accumulated other comprehensive income.............................................         (1,419)        (1,291)
                                                                                           -----------    -----------
       Total stockholders' equity......................................................        494,008        443,994
                                                                                           -----------    -----------

       Total liabilities and stockholders' equity......................................    $ 1,128,720    $ 1,016,040
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





                                WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                              Consolidated Statements of Income

                                          (in thousands, except per share amounts)

                                                        (Unaudited)


                                                                 For the Quarter Ended          For the Nine Months
                                                                      September 30,             Ended September 30,
                                                               ------------------------       -----------------------
                                                                  1999           1998             1999         1998
                                                               ---------      ---------       ---------     ---------
Operating revenues...........................................  $  92,065      $  88,814       $ 271,357     $ 257,730

Operating expenses:
     Roadway and structures..................................     13,326         12,986          39,696        38,538
     Equipment   ............................................     15,934         15,454          51,347        46,615
     Transportation..........................................     28,398         26,107          83,949        79,523
     General and administrative..............................      9,059          7,917          27,909        26,777
     Non-recurring personnel reorganization costs............      3,874             --           3,874            --
                                                               ---------      ---------       ---------     ---------
         Operating expenses..................................     70,591         62,464         206,775       191,453
                                                               ---------      ---------       ---------     ---------

Income from operations.......................................     21,474         26,350          64,582        66,277

Other income (expense):
     Sale of rights under transportation agreement...........         --             --              --         5,445
     Interest expense........................................     (4,703)        (4,321)        (13,038)      (12,805)
     Other, net .............................................        450            443           1,029           817
                                                               ---------      ---------       ---------     ---------
         Total other income (expense), net...................     (4,253)        (3,878)        (12,009)       (6,543)
                                                               ---------      ---------       ---------     ---------
Income before income taxes and
     equity in net income of international affiliates........     17,221         22,472          52,573        59,734

Provision for income taxes...................................      6,820          8,899          20,818        23,653
                                                               ---------      ---------       ---------     ---------

Income before equity in
     net income of international affiliates..................     10,401         13,573          31,755        36,081

Equity in net income of international affiliates.............      5,581          5,841          16,754        22,789
                                                               ---------      ---------       ---------     ---------

Net income...................................................  $  15,982      $  19,414       $  48,509     $  58,870
                                                               =========      =========       =========     =========

Earnings per common share outstanding

     Basic...................................................  $    0.31      $    0.38       $    0.95     $    1.15
                                                               =========      =========       =========     =========

     Diluted.................................................  $    0.31      $    0.38       $    0.95     $    1.15
                                                               =========      =========       =========     =========

Average common shares outstanding

     Basic...................................................     51,245         51,135          51,179        51,059
                                                               =========      =========       =========     =========

     Diluted.................................................     51,374         51,304          51,312        51,343
                                                               =========      =========       =========     =========



                                The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                                WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                           Consolidated Statements of Cash Flows

                                                       (in thousands)

                                                         (Unaudited)

                                                                                                  For the Nine Months
                                                                                                  Ended September 30,
                                                                                                -----------------------
                                                                                                   1999          1998
                                                                                                ---------     ---------
Cash flows from operating activities:
Net income   ...............................................................................    $  48,509     $  58,870
     Reconciliation of net income to net cash
         provided by operating activities:
         Depreciation and amortization......................................................       17,141        15,154
         Deferred income taxes     .........................................................       19,973        22,201
         Equity in net income of international affiliates...................................      (16,754)      (22,789)
         Gains on property sales............................................................         (230)         (297)
         Net amortization of deferred gain on sale-leaseback of equipment...................         (955)         (842)
         Changes in working capital:
              Accounts receivable...........................................................       (5,528)       (8,906)
              Materials and supplies........................................................       (3,238)       (5,782)
              Other current assets, excluding deferred income taxes.........................       (1,312)        1,695
              Accrued disputed switching charges and related interest.......................      (21,797)          915
              Other current liabilities.....................................................         (540)       21,629
         Other, net.........................................................................        6,064          (863)
                                                                                                ---------     ---------
Net cash provided by operating activities...................................................       41,333        80,985
                                                                                                ---------     ---------

Cash flows from investing activities:
     Property additions.....................................................................      (73,624)      (82,470)
     Property sales and other transactions..................................................          806         1,904
     Investments in international affiliate.................................................      (31,582)           --
     Dividend from international affiliate..................................................        2,156         2,224
                                                                                                ---------     ---------
Net cash used for investing activities......................................................     (102,244)      (78,342)
                                                                                                ---------     ---------

Cash flows from financing activities:
     Long-term debt issued..................................................................       59,921            --
     Proceeds from sale of debt securities..................................................           --       150,000
     Repayments of long-term debt...........................................................           --      (154,073)
     Debt issuance costs....................................................................           --        (3,258)
     Issuance of common stock under stock option plans......................................        1,633         2,260
                                                                                                ---------     ---------
Net cash provided by (used for) financing activities........................................       61,554        (5,071)
                                                                                                ---------     ---------

Net increase (decrease) in cash and cash equivalents                                                  643        (2,428)
Cash and cash equivalents, beginning of period..............................................        2,972         4,630
                                                                                                ---------     ---------
Cash and cash equivalents, end of period....................................................    $   3,615     $   2,202
                                                                                                =========     =========

Supplemental cash flow information: Cash paid during the period for:
         Interest ..........................................................................    $  11,143     $   9,566
         Income taxes.......................................................................        5,064           227



                            The accompanying notes to consolidated financial statements are an integral part of these financial statements.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                               September 30, 1999

Basis of Presentation

     The consolidated financial statements present the results of operations of Wisconsin Central Transportation Corporation ("WCTC") and its wholly owned subsidiaries, Wisconsin Central Ltd., Fox Valley & Western Ltd., WCL Railcars, Inc., Sault Ste. Marie Bridge Company, Wisconsin Central International, Inc. ("WCI"), WC Canada Holdings, Inc. and Algoma Central Railway Inc. ("ACRI"). WCTC, through WCI, also holds a 39% equity interest in English Welsh and Scottish Railway Holdings Limited ("EWS"), which operates railways in Great Britain, a 24% equity interest in Tranz Rail Holdings Limited ("Tranz Rail"), a nationwide railway in New Zealand, and a 33% equity interest in Australian Transport Network Limited ("ATN") which provides all the commercial rail freight service in Tasmania, an island state of Australia. WCTC and its subsidiaries are hereinafter referred to as the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 1998. In the opinion of management, the information provided in these statements reflects all adjustments, which are of a normal recurring nature, necessary to present fairly such information. The results of operations for any interim period are not necessarily indicative of the results of operations for an entire year.

Reclassifications

     Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

Comprehensive Income Information

     The Company's comprehensive income consists of (a) net income as reported in the statements of income and (b) other comprehensive income (loss), which is comprised solely of foreign currency translation adjustments. The Company has not recorded income tax effects of its foreign currency translation adjustments. For the three months ended September 30, 1999, comprehensive income was $21.7 million, as compared to comprehensive income of $20.0 million for the three months ended September 30, 1998. For the first nine months of 1999, comprehensive income was $48.4 million, as compared to comprehensive income of $55.5 million for the first nine months of 1998. The accumulated amount of other comprehensive income through the date of each balance sheet is presented as a component of stockholders' equity. Comprehensive income is reported in the statement of changes in stockholders' equity in the Company's annual financial statements.

English Welsh & Scottish Railway Holdings Limited

     In June and August 1999, the Company increased its ownership interest in EWS from approximately 33% to approximately 39% on a fully diluted basis, through private purchases with a total price of $31.6 million. The transactions were funded from the Company's existing credit facilities.

Personnel Reorganization

     As previously disclosed in a Form 8-K filed with the Securities and Exchange Commission on July 9, 1999, Edward A. Burkhardt, the Company's Chairman, Chief Executive Officer and a Director, resigned effective August 31, 1999. As a result of agreements entered into between the Company and Mr. Burkhardt, as well as the reorganization of other personnel, a $3.9 million pre-tax charge was recorded in the third quarter of 1999 for personnel reorganization costs.

Recent Accounting Standards

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivatives and for hedging activities. As issued, SFAS No. 133 was effective for all fiscal years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, effectively deferring the date of required adoption of SFAS No. 133 fiscal years beginning after June 15, 2000. The Company is studying the statement to determine its effect on the consolidated financial position or results of operations, if any. The Company will adopt SFAS No. 133, as required, in fiscal year 2001.

Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included herein.

Results of Operations: Third Quarter 1999 Compared to Third Quarter 1998

     The Company's net income for the quarter ended September 30, 1999 was $16.0 million compared to $19.4 million for the same period in 1998. Included in the quarter ended September 30, 1999 is a one-time, pretax personnel reorganization charge of $3.9 million. Excluding the after-tax effect of this one-time charge, net income for the quarter ended September 30, 1999 was $18.3 million.

     Operating revenues. Operating revenues during the quarter ended September 30, 1999 were $92.1 million compared with $88.8 million for the same period in 1998, an increase of 4%. Gross freight revenues for the quarter ended September 30, 1999 increased in three of six commodity groups, compared with the same period in 1998. Traffic volume, as measured by carloads handled (including as a carload each loaded trailer or container), for the quarter ended September 30, 1999 approximated 140,600 carloads compared with approximately 139,400 carloads in 1998.

      Volume and gross freight revenues for minerals increased 1% and 9%, respectively, primarily due to increases in shipments of construction aggregates, increased demand for roofing material and increases in rail shipments of iron ore sourced from the upper Midwest. Intermodal volume and gross freight revenues increased 29% and 39%, respectively, primarily due to increased market share resulting from service improvements in the third quarter of 1999. Volume and gross freight revenues for food and grain increased 4% and 1%, respectively, primarily due to increases in market share of wheat and corn shipments related to reduction of inventory levels.

     Volume and gross freight revenues for industrial products decreased 9% and 6%, respectively, primarily due to a reduction in steel shipments caused by continued pressure on the steel industry from low priced imports from offshore countries as well as decreases in shipments of agricultural fertilizers. Volume and gross freight revenues for paper and other forest products decreased 4% and 3%, respectively, primarily due to higher levels of imported paper products. Other volume and gross freight revenues decreased 9% and 18%, respectively, primarily due to decreases in shipments of scrap metal from steel producers in the Company's operating territory.

     The Company began providing haulage services in August 1998 for Canadian National Railway's ("CN") carload and bulk commodity trains between Superior, Wisconsin and Chicago. Operating revenues for the third quarter of 1999 include $5.7 million related to this service compared to $3.1 million for the third quarter of 1998.

     Operating expenses and operating income. Operating expenses for the third quarter of 1999 were $70.6 million, including the one-time personnel reorganization charge of $3.9 million. Without this one-time charge, operating expenses were $66.7 million, $4.3 million or 7% higher than last year. The increase consists primarily of higher equipment rents, property taxes and depreciation. The Company's operating ratio (operating expenses as a percentage of operating revenues) was 76.7% in the third quarter of 1999 compared to 70.3% in the third quarter of 1998. Operating income for the third quarter of 1999 was $21.5 million, a decrease of $4.9 million or 19% compared to last year.

     Equipment rents increased by $0.5 million or 9% in the third quarter of 1999, primarily due to additional lease costs associated with freight cars which the Company sold and leased back in December 1998. Property taxes increased by $1.1 million due to the successful appeal of property tax assessments in the third quarter of 1998, which resulted in a $1.0 million reduction of property taxes in that quarter. Depreciation increased by $0.9 million or 17% primarily due to higher capital spending programs on track and structures to support increasing volume levels related to the haulage arrangement with CN. Other costs, such as fuel, materials, intermodal expenses and contract services, experienced slight increases primarily due to increases in volume.

     Interest expense and income taxes. Interest expense for the third quarter of 1999 was $4.7 million, an increase of $0.4 million from the third quarter of 1998, primarily due to an increase in the average outstanding borrowings during the quarter related to the additional investment in EWS.

     The income tax provision for the third quarter of 1999 was $6.8 million, a decrease of $2.1 million compared to the third quarter of 1998, due to lower pre-tax income.

     Equity in net income of international affiliates. The Company's 1999 third quarter results included equity in net income of its international affiliates of $5.6 million as compared to $5.8 million for the same period of 1998.

     The Company's equity in the net income of EWS for the third quarter of 1999 was $4.7 million versus $5.2 million in the same quarter a year ago. EWS's operating revenues in the quarter declined 4%, primarily reflecting weakness in infrastructure traffic. EWS's operating expenses in the quarter decreased 2% as labor and track access cost reductions more than offset incremental locomotive lease expense.

     The Company's equity in the net income of Tranz Rail for the third quarter of 1999 was $0.7 million versus $0.3 million in the same quarter a year ago. Tranz Rail's operating revenues increased nearly 10% in the quarter, reflecting improving Asian and New Zealand economies. Tranz Rail's operating expenses in the quarter increased 8% primarily due to increased volumes.

     The contribution from ATN for the third quarter of 1999 was $0.2 million versus $0.3 million in the year-ago quarter, primarily reflecting an increase in fuel costs.

Results of Operations: First Nine Months of 1999 Compared to First
                       Nine Months of 1998

     The Company's net income for the nine months ended September 30, 1999 was $48.5 million compared to $58.9 million for the same period in 1998.

     Operating Revenues. Operating revenues during the nine months ended September 30, 1999 were $271.4 million compared with $257.7 million for the same period in 1998. Gross freight revenues for the nine months ended September 30, 1999 increased in three of six commodity groups, compared with the same period in 1998. Volume, as measured by carloads handled, for the nine months ended September 30, 1999 approximated 423,700 compared with approximately 414,400 carloads in 1998.

     Volume and gross freight revenues for minerals increased 3% and 7%, respectively, primarily due to increased demand for roofing material and increases in rail shipments of iron ore sourced from the upper Midwest. Intermodal volume and gross freight revenues increased 30% and 31%, respectively, primarily due to increased market share resulting from service improvements in the first nine months of 1999. Volume and gross freight revenues for food and grain increased 15% and 6%, respectively, primarily due to increases in shipments of corn and other grains in the Company's operating territory.

     Volume and gross freight revenues for industrial products decreased 11% and 9%, respectively, primarily due to a reduction in steel shipments from a major customer of ACRI caused by continued pressure on the steel industry from low priced imports from offshore countries. Both volume and gross freight revenues for paper and other forest products decreased 3% primarily due to weak market demand for coated paper. Other gross freight revenues decreased 9% primarily due to decreases in shipments of scrap metal from steel producers in the Company's operating territory.

     Operating revenues related to the haulage services for CN, which began in August 1998, totaled $18.6 million for the nine months ended September 30, 1999.

       Operating expenses and operating income. Operating expenses for the first nine months of 1999 were $206.8 million, including the one-time personnel reorganization charge of $3.9 million. Without this one-time charge, operating expenses were $202.9 million compared with $191.5 million for the same period in 1998. Operating expenses for 1999 included increases in equipment rents, depreciation, casualty costs and property taxes. The Company's operating ratio was 76.2% for the first nine months of 1999 compared to 74.3% for the same period of 1998. Operating income for the first nine months of 1999 was $64.6 million, a decrease of $1.7 million or 3% compared to the same period last year.

       Equipment rents increased by $4.7 million or 28% in the first nine months of 1999 primarily due to additional lease costs associated with freight cars which the Company sold and leased back in December 1998, new leases entered into during the second half of 1998 and increased rents paid to other railroads related to the increase in intermodal carloads. Depreciation increased by $2.1 million or 14% primarily due to higher capital spending programs on track and structures to support increasing volume levels related to the haulage arrangement with CN. Casualty costs increased by $2.2 million or 51% due to an increase in personal injury claims related to train accidents during the first nine months of 1999. Property taxes increased by $0.8 million due to the successful appeal of property tax assessments in the third quarter of 1998, which resulted in a $1.0 million reduction of property taxes in that quarter.

       Interest expense and income taxes. Interest expense for the first nine months of 1999 was $13.0 million, an increase of $0.2 million from the same period last year, due to an increase in average outstanding borrowings during the period, partially offset by a lower effective interest rate on the Company's floating rate borrowings.

     The income tax provision for the first nine months of 1999 was $20.8 million, a decrease of $2.8 million from the first nine months of 1998, due to lower pre-tax income.

       Equity in net income of international affiliates. The Company's results for the first nine months of 1999 included equity in net income of its international affiliates of $16.8 million as compared to $22.8 million for the same period in 1998.

       The Company's equity in the net income of EWS for the first nine months of 1999 was $9.9 million, versus $18.7 million for the same period a year ago. EWS's operating revenues for the first nine months of 1999 declined by 8%, while operating expenses decreased by 2% over the same period. Factors contributing to the decrease in EWS's operating revenues were the weakness in Great Britain's steel market, weakness in infrastructure traffic and the reduction of certain freight rates to market levels. The decrease in EWS's operating expenses included reductions in labor and track access costs which offset incremental locomotive lease expense.

       The Company's equity in the net income of Tranz Rail for the first nine months of 1999 was $7.0 million, versus $3.7 million for the same period a year ago. The increase in Tranz Rail's contribution is largely the result of several significant one-time items that had a favorable after-tax impact of $3.9 million on the Company's equity in net income of Tranz Rail. These one-time items included a tax credit resulting from a review of deferred tax provisioning partially offset by redundancy provisions and the write-off of certain previously capitalized pre-commencement costs.

       The Company recognized equity in the net loss of ATN of $0.2 million for the first nine months of 1999 as a result of a charge recognized by ATN for costs incurred in the unsuccessful attempt to acquire V-Line Freight. This charge had a $1.0 million after-tax effect on the Company's equity in ATN for the first nine months of 1999.

Financial Condition:  September 30, 1999 Compared to December 31, 1998

     The Company generated cash in the amount of $44.3 million during the first nine months of 1999 from operations, cash dividends received from Tranz Rail and the sale of assets and $61.6 million from financing activities. These resources, as well as cash on hand, were used to finance capital-related expenditures of $73.6 million and additional investments in EWS totaling $31.6 million. The amount of cash provided by operating activities was net of $21.8 million used to satisfy the BOCT judgment as described under "BOCT Complaint" in Item 3 of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

     The Company had $333.7 million of total debt outstanding at September 30, 1999, which constituted 40.3% of its total capitalization, compared to 38.1% at December 31, 1998. In June 1999, the Company entered into a revolving credit agreement with a capacity of $50 million that expires on December 31, 1999 to augment its existing loan facilities. The addition of this facility brought the Company's aggregate unused borrowing availability under its loan facilities to $64.0 million at September 30, 1999. The Company plans to replace this additional facility with a similar facility prior to its expiration. The Company's other revolving credit facilities, which have a capacity of $183 million, are scheduled to expire on October 31, 2000. The Company expects to either extend or replace these facilities prior to their expiration.

     In September 1999, the Company entered into a guaranty of up to 33% of ATN's total credit facility of AUS$8.5 million.

Year 2000

     In 1997 WCTC began to assess and modify its computer systems so that they can process transactions involving the Year 2000 ("Y2K") and beyond. The Company's Y2K efforts have been a high priority since then. Costs to modify these systems are currently estimated to be $1.6 million and are expensed as incurred. Of this amount, approximately $1.0 million was expensed through September 30, 1999. In addition the Company plans to replace certain hardware and systems with a total cost estimated to be approximately $1.0 million. Through September 30, 1999, approximately $0.9 million of this amount has been spent and capitalized. As of September 30, 1999, approximately 98% of the Company's systems have been modified. Y2K modifications, contingency planning and testing will continue through the end of the year.

     Railroad Operating Systems - The Company's wholly owned operating subsidiaries lease or license certain railroad operating systems from Union Pacific Technologies ("UPT"), a division of the Union Pacific Corporation. These systems represent a significant portion of the Company's total systems and UPT has the responsibility for making such systems Y2K compliant. UPT reported that all of the mainframe and client server systems leased or licensed from it by the Company are Y2K compliant. The Company generally incurs no additional charges from UPT for making its systems Y2K compliant. UPT, along with the Company, will continue to review and test these systems through the end of the year.

     Financial and Administrative Systems - The Company generally utilizes off-the-shelf software which it runs on IBM AS/400 hardware for its financial and administrative systems. In addition, the IBM AS/400 platform along with personal computers, including client-server systems, are utilized in a variety of ways throughout the operations of the Company. This hardware and software is now Y2K compliant and testing will continue through the end of the year.

     Electronic Interchange - WCTC has electronic exchange of information with customers, vendors, other railroads, and financial institutions. The Company has contacted other parties with whom it exchanges data to determine the status of their Y2K modification efforts. The Company is also working with UPT in testing the new standard with other railroads and with its trading partners. The Company expects to be able to process electronic interchange transactions in existing formats with proper interpretation of the century date.

     Vendor Supplied and Embedded Systems - In addition to traditional computer hardware and software, the Company utilizes a variety of vendor supplied equipment, machinery and systems which contain embedded systems or software that could experience Y2K problems. The Company has contacted and worked with its suppliers and other railroads on items critical to operations and does not expect significant disruptions to its operations. Testing will continue through the end of the year.

     Contingency Plans - As of September 30, 1999, the Company has completed approximately 60% of its contingency plans for critical areas with the remainder to be completed by year end.

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

     EWS - EWS has replaced approximately one-third of its information systems with Y2K compliant systems, retired some non-compliant systems and, where necessary, remediated the remainder of its systems so that they are Y2K compliant. EWS was Y2K compliant on all critical systems, components and processes during September 1999. EWS's expenditures for Y2K compliance were approximately $6.3 million through September 30, 1999, and it estimates that an additional $2.8 million will be required to fund business continuity planning, non-critical systems and component replacement and remediation and additional staffing up to and over the millenium transition period. The railway system used by EWS is owned and operated by Railtrack and has been independently assessed as Y2K compliant. EWS continues to maintain close liaison with Railtrack's Y2K program. However, EWS's operations and financial results could be adversely affected if Railtrack experiences any undue problems over the millenium transition period. EWS has developed contingency plans within each of its business areas and with key customers to deal with any problems that may arise out of Y2K non-compliance.

     Tranz Rail - Tranz Rail has replaced its core financial systems with a new system that is Y2K compliant and is updating its other systems to be Y2K compliant. Tranz Rail reports that it is substantially Y2K compliant at September 30, 1999. Tranz Rail's capital expenditures for new financial systems and Y2K compliance were approximately NZ$20 million through September 30, 1999. Tranz Rail has developed contingency plans to cover unexpected failures of essential supplies or undetected internal process faults should they occur.

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

     Interest Rate Sensitivity. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include fixed and floating rate debt used to maintain liquidity and fund its business operations. The nature and amount of long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company is not currently a party to any interest rate risk management transactions. The table below presents principal cash flows and related weighted average interest rates by contractual maturity dates of debt instruments as of September 30, 1999.



                        Fixed Rate Debt          Variable Rate Debt                              Total Debt
                     -------------------       ---------------------       Interest         ---------------------
                                 Average                    Average           Free                        Average
                                Interest                   Interest           Debt                       Interest
 Maturity              Amount      Rate         Amount        Rate           Amount           Amount        Rate
 --------            ---------   -------      ---------     -------        --------         ---------    --------
                                                             (in thousands)

   1999              $      --                $      --                    $    633         $     633       0.0%
   2000                     --                  169,174       5.6%            2,380           171,554       5.6%
   2001                     --                       --                       2,202             2,202       0.0%
   2002                     --                       --                       2,103             2,103       0.0%
   2003                     --                       --                       1,640             1,640       0.0%
   Thereafter          150,000     6.6%              --                       5,588           155,588       6.4%
                     ---------                ---------                    --------         ---------

   Total             $ 150,000     6.6%       $ 169,174       5.6%         $ 14,546         $ 333,720       5.8%
                     =========                =========                    ========         =========

   Fair Value        $ 140,239                $ 169,174                    $ 11,262         $ 320,675
                     =========                =========                    ========         =========


     Commodity Price Sensitivity. The Company has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities, and various commodity swap and collar transactions which are accounted for as hedges. Swap transactions are typically based on the delivery price of #2 heating oil and require the Company to purchase a defined quantity at a defined price. Swap transactions are generally settled in cash with the counterparty. Based on historical information, the Company believes there is a significant correlation between the market prices of diesel fuel and #2 heating oil. As of September 30, 1999, the Company had hedge arrangements covering approximately 67% of its expected fuel consumption for the balance of 1999. As of September 30, 1999, 11.1 million notional gallons were included in diesel fuel swaps at a weighted average contract price of $.4634 per gallon. This price does not include taxes, transportation costs and certain other fuel handling costs. As of September 30, 1999, the unrealized gain on these swaps was $1.7 million. Additionally, at September 30, 1999, the Company maintained fuel inventories used in normal operations which were not material to the Company's overall financial position and therefore represent no significant market exposure.

     Investment in Affiliates. The value in U.S. dollars of the Company's investment in companies outside the United States and of the Company's equity in the earnings of those companies fluctuates from time to time as the value in U.S. dollars of the currencies of those countries fluctuates. The Company does not hedge this exposure. The Company has entered into zero cost collar arrangements to hedge a portion of its foreign currency exposure on future management fees from EWS which are payable in pounds sterling. The collars have put strikes ranging from $1.5500 to $1.6000 and call strikes ranging from $1.6520 to $1.6935 with a notional amount of 2.25 million pounds sterling as of September 30, 1999. As of September 30, 1999, there was no unrealized gain or loss on these collar arrangements.

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

     In September 1999, employees of the Company's U. S. subsidiaries represented by the United Transportation Union ratified a labor agreement which had been reached in August 1999. The agreement settles wage and work rule issues for more than 350 of the Company's conductors through the year 2000.


Item 6.  Exhibits and Reports on Form 8-K

     The exhibit set forth on the accompanying Index to Exhibits is filed as part of this report.

     The Company filed a report on Form 8-K dated July 9, 1999 reporting that the Company's Chairman, President and Chief Executive Officer had resigned his director and officer positions with the Company effective August 31, 1999.

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


                                                WISCONSIN CENTRAL TRANSPORTATION
                                                CORPORATION


Date:  November 12, 1999                    By: /s/  Ronald G. Russ
                                                     ---------------------------
                                                     Ronald G. Russ
                                                     Executive Vice President,
                                                     Chief Financial Officer

                              INDEX TO EXHIBITS




 Exhibit
 Number                      Description
 ------                      -----------

  27.1                       Financial Data Schedule