Form 10-K
period 1999-12-31
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 2000-03-29
CIK 874213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                          --------------------------

                                   FORM 10-K

                  [X] Annual report pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934 for
                                the fiscal year
                            ended DECEMBER 31, 1999

                                      or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to ___________________

                        Commission File Number 0-19150

                       WISCONSIN CENTRAL TRANSPORTATION
                                  CORPORATION

                         ----------------------------

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                               36-3541743
        -----------------------                     ---------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

    6250 North River Road, Suite 9000
           Rosemont, Illinois                              60018
     ------------------------------                       --------
(Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number,
          including area code:                          (847) 318-4600

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

                    [X] YES                    [ ] NO

Indicate by check [X] if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value (based on the closing sales price on March 20, 2000 as reported by Nasdaq) of the voting stock of the registrant beneficially held by non-affiliates of the registrant was approximately $540.0 million. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that such directors and executive officers are "affiliates" of the registrant, as that term is defined under the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of the
Registrant's Common Stock as of March 20, 2000:               51,250,231 shares

                       DOCUMENT INCORPORATED BY REFERENCE

Certain information in the registrant's Proxy Statement for its Annual Meeting to be held May 18, 2000, to be filed pursuant to Regulation 14A, is incorporated by reference in Part III hereof.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

                                                                                 PAGE

       Disclaimer Regarding Forward-Looking Statements ........................    1

                                        PART I

ITEM

  1.  Business ................................................................    1
  2.  Properties ..............................................................    8
  3.  Legal Proceedings .......................................................    9
  4.  Submission of Matters to a Vote of Security Holders .....................   11
      Executive Officers of the Registrant ....................................   11


                                       PART II


  5.  Market for the Registrant's Common Equity and Related Stockholder Matters   13
  6.  Selected Financial Data .................................................   14
  7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations ...................................................   16
 7A.  Quantitative and Qualitative Disclosures About Market Risk ..............   25
  8.  Financial Statements and Supplementary Data .............................   26
  9.  Changes in and Disagreements with Accountants on Accounting and Financial
      Disclosure ..............................................................   47


                                       PART III


  10. Directors and Executive Officers of the Registrant ......................   47
  11. Executive Compensation ..................................................   47
  12. Security Ownership of Certain Beneficial Owners and Management ..........   47
  13. Certain Relationships and Related Transactions ..........................   47

                                       PART IV


  14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .........   47

                 DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

     This report contains certain statements that are "forward-looking", within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other matters, the beliefs, expectations, plans and estimates of the Company with respect to certain future events, including without limitation the impact of governmental regulation, the impact of litigation and regulatory proceedings and the actions to be taken by others (including customers and collective bargaining organizations) and similar expressions concerning matters that are not historical facts. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Wisconsin Central Transportation Corporation ("WCTC") was incorporated under the laws of the State of Delaware in 1987. The principal offices of WCTC are located at One O'Hare Centre, Suite 9000, 6250 N. River Road, Rosemont, Illinois 60018, telephone (847) 318-4600. All dollar amounts in this report are stated in U.S. dollars unless otherwise indicated.

     WCTC is a holding company which conducts its business through subsidiaries and minority-owned corporations. Its North American rail business is conducted through its wholly-owned consolidated subsidiaries, Wisconsin Central Ltd. ("WCL"), Fox Valley & Western Ltd. ("FV&W"), WCL Railcars, Inc., Wisconsin Chicago Link Ltd. ("WCLL"), Sault Ste. Marie Bridge Company ("SSM"), WC Canada Holdings, Inc. ("WCCHI") and Algoma Central Railway Inc. ("ACRI"). Its transportation business in the United Kingdom, New Zealand and Australia (referred to herein as "international business") is conducted by Wisconsin Central International, Inc. ("WCI"), another wholly-owned consolidated subsidiary, through its minority-owned affiliates in each of those countries.

     Our North American business began in 1987 when we acquired a rail system of approximately 2,000 route miles in Wisconsin, the Upper Peninsula of Michigan, northeastern Illinois and eastern Minnesota from another railroad. We began freight operations with approximately 600 employees, 85 locomotives and 2,900 railcars. Since 1987, we have acquired additional rail lines in Wisconsin, Michigan and Ontario and increased our business from new and continuing customers. At December 31, 1999, our North American rail system comprised approximately 2,855 route miles, and had approximately 2,230 employees, 244 locomotives and 13,900 railcars. The railroad's principal gateways are Chicago, Duluth/Superior, Green Bay, Milwaukee, Minneapolis/St. Paul and Sault Ste. Marie, Ontario. These gateways permit us to connect with other railroads serving these locations. See "North American Business".

     Our international business began in 1993 when we led a consortium which acquired the government-owned rail and ferry businesses in New Zealand. In the period from 1995 to 1997 a consortium that we led acquired most of the rail freight business in the United Kingdom. In late 1997 we led a consortium that acquired the government-owned rail lines in Tasmania, and we are actively seeking to participate in the privatization of additional railroad companies in Australia. In 1998 our consortium was named preferred bidder to operate railroad assets in Jordan. See "International Business".

DEVELOPMENTS SINCE JANUARY 1, 1999

     Increased Ownership in EWS

     In June and August 1999, we increased our ownership interest in English Welsh & Scottish Railway Holdings Limited ("EWS") from approximately 33% to approximately 39%, through private purchases with a total price of $31.6 million. These transactions were funded from our existing credit facilities. In March 2000, we are further increasing our ownership interest in EWS to approximately 42% through the exercise of options with a total exercise price of approximately $6.2 million. This transaction will also be funded from our existing credit facilities.

     Management Reorganization

     In July 1999, Edward A. Burkhardt announced his resignation as our Chairman, Chief Executive Officer and Director effective August 31, 1999. As a result of agreements entered into with Mr. Burkhardt, as well as the reorganization of other personnel, a $3.9 million pre-tax charge was recorded in the third quarter of 1999 for management reorganization costs.

     Agreement with BNSF and CN

     On December 20, 1999, The Burlington Northern Santa Fe Corporation ("BNSF") and Canadian National Railway Company ("CN") filed a pre-filing notification with the Surface Transportation Board ("STB") announcing their intent to file an application for common control with the STB. In March 2000, our Company together with BNSF and CN announced an agreement that will allow us to expand our merchandise freight service to points throughout the upper Midwest and Ontario, Canada, utilizing haulage rights on the combined BNSF/CN system following regulatory approval of their proposed combination. In addition to enlarging our service territory through haulage rights covering approximately 10,000 route miles, the agreement provides us with additional trackage rights on Chicago area tracks of BNSF and CN; establishes terms for our use of BNSF's intermodal ramp in Cicero, Illinois; preserves, consolidates and enhances the operational flexibility of the contracts under which we currently provide haulage services for CN between Superior, Wisconsin, and Chicago; mitigates the potential loss of business resulting from the BNSF and CN combination; and defines and secures several other interests and rights of our Company. On March 17, 2000, the STB issued a decision placing a 15-month moratorium on all large railroad mergers while the STB considers new merger rules. BNSF and CN have appealed this decision to the United States Court of Appeals for the District of Columbia Circuit.

     Stock Repurchase Program

     In March 2000, our Board of Directors authorized up to $35.0 million to be utilized for the repurchase of shares of our Common Stock. The stock repurchase program will be conducted over the next year. We intend to repurchase our Common Stock, from time to time, through open market purchases or in negotiated private transactions. Actual repurchase decisions will be based upon factors such as the stock price and general economic and market conditions.

NORTH AMERICAN BUSINESS

     Operations

     Our North American business has grown over the past five years as a result of acquisitions and increased business from customers as shown in the following table:

                                       1999           1998           1997              1996           1995
                                    ----------     ----------     ----------       ------------    ----------
Operating revenues (in thousands)   $  362,744     $  344,062     $  333,510       $  278,397(1)   $  264,127
Year over year growth                      5.4%           3.2%          19.8%             5.4%           24.7%
Total carloads (number handled)        563,200        547,662        565,625          464,149         436,286
Year over year growth                      2.8%          (3.2)%         21.9%             6.4%           21.6%
Average number of employees              2,285          2,309          2,254            2,086           1,970
Year over year growth                     (1.0)%          2.4%           8.1%             5.9%           25.1%
Operating ratio (2)                       75.2%          73.3%          76.7%            81.3%           75.7%

------------
(1) Excludes disputed switching charges of $13.3 million discussed in Note 16 to the consolidated financial statements included in Item 8.

(2) Operating ratio represents operating expenses as a percentage of operating revenues. The 1996 percentage excludes disputed switching charges of $13.3 million discussed in Note 16 to the consolidated financial statements included in Item 8.

     Our operating philosophy emphasizes safety, customer service and high productivity from our employees. We use primarily two person train crews. Employees are paid on a salaried basis. We follow a program of cross-training employees to perform a number of related functions.

     The following table summarizes our North American work force by function:

                                             AVERAGE NUMBER OF EMPLOYEES

                                                                             YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------
                                                          1999        1998        1997        1996        1995
                                                       -------     -------      ------      ------      ------
General and administrative........................         176         173         175         175         176
Engineering (maintenance of way)..................         771         781         761         640         580
Mechanical (maintenance of equipment).............         423         448         438         411         414
Transportation....................................         915         907         880         860         800
                                                       -------     -------      ------      ------      ------
Total   ..........................................       2,285       2,309       2,254       2,086       1,970
                                                       =======     =======      ======      ======      ======

     We serve a competitive market area in North America which demands consistent, high quality train service. Our North American rail network is divided into 14 main lines and 17 secondary lines. Main lines are those with the heaviest use, while secondary lines provide service to on-line customers. Train service is provided seven days per week on main lines and five or six days per week on secondary lines. Our train service is designed to provide a flow of cars from key origination points at least once every 24 hours. This flow moves on scheduled trains between specified locations, exchanging or adding cars at each stop.

     Under the current regulatory framework in North America, shipments by rail may move either under a tariff or under a transportation contract. Shipments performed under contract, generally one year in duration, make up approximately two-thirds of our North American business. These contracts generally have cost escalation clauses based on various indices that are representative of the related costs. Our transportation contracts also typically provide that a specified percentage of a customer's particular commodity must be shipped pursuant to the contract. Payments are due from customers upon receipt of billing. In general, where a shipment involves more than one railroad, the carrier delivering to the final destination receives and then distributes payment for all of the participating carriers. Payments due to and from other railroads are netted on a monthly basis.

     Customers and Traffic

     The volume of our North American business in 1999, as measured by carloads handled (including as a carload each loaded trailer or container), was 563,200 carloads (excluding wholesale freight haulage traffic) generating $326.3 million in gross freight revenues. Of these carloads, 88.1% were originating or terminating business (i.e., business to or from a point on our lines) or local business (i.e., business which both originates and terminates on our lines). We believe that this high percentage of originating, terminating and local business adds stability to our business volume due to our marketing-oriented approach and our ability to customize service for customers within our territory. The remainder of our North American business was overhead business. Overhead business is received from other railroads at interchange points in our territory and moved to another point in the territory for interchange to another railroad. Our ability to handle certain overhead business is restricted by contract. See
Item 2. "Properties".

     The following table shows the composition of our North American 1999 traffic (excluding wholesale freight haulage) by class:

                                                1999 VOLUME BY CLASS

                                                               CARLOADS                  GROSS FREIGHT REVENUES
                                                          ------------------             ----------------------
                                                                        % OF             DOLLARS IN        % OF
                                                            NUMBER      TOTAL            MILLIONS         TOTAL
                                                            ------      -----            --------         -----

Local  .............................................       199,726      35.5%            $   73.4          22.5%
Originating.........................................       109,567      19.5                 79.3          24.3
Terminating.........................................       186,481      33.1                138.4          42.4
Overhead............................................        67,426      11.9                 35.2          10.8
                                                          --------     -----             --------         -----
    Total...........................................       563,200     100.0%            $  326.3         100.0%
                                                          ========     =====             ========         =====

     The 25 largest customers of our North American business accounted for approximately 73.3% of our volume and 70.9% of our gross freight revenues in 1999. Ten shippers (Consolidated Papers, Inc., Cleveland-Cliffs, Inc., The Mead Corporation, Champion International Corp., Quad/Graphics, Georgia Pacific Corp., Wisconsin Public Service Corp., Minnesota Mining and Manufacturing Co., U.S. Steel Corp. and

Weyerhaeuser Corp.) accounted for approximately 45.9% of our gross freight revenues in North America in 1999. Consolidated Papers, Inc. accounted for 12.0% of our gross freight revenues in North America in 1999. Our volume is subject to general economic conditions and specific situations within customers' respective industries as well as generally to the effects of competition.

     We also provide wholesale freight haulage services for CN's intermodal, carload and bulk commodity trains between Superior, Wisconsin and Chicago. Wholesale freight haulage services are not included in our carload statistics or our calculation of largest customers. Revenue related to these wholesale freight haulage services is included in other operating revenues. If CN were included in our customer calculation, it would be among the ten largest customers.

     Commodities Base

     We transport a wide variety of commodities for our North American customers. The following table summarizes our North American volume and gross freight revenues for 1999 by commodity group. A discussion of the individual commodity groups follows the table.

                                              1999 COMMODITY GROUP MIX

                                                              CARLOADS                GROSS FREIGHT REVENUES
                                                        -------------------           ----------------------
                                                                      % OF            DOLLARS IN        % OF
                                                          NUMBER      TOTAL           MILLIONS         TOTAL
                                                        ---------     -----           ----------       -----
Paper and other forest products.....................      148,880      26.4%          $  133.6          40.9%
Minerals............................................      245,617      43.6               98.2          30.1
Industrial products.................................       53,776       9.6               47.3          14.5
Food and grain......................................       30,610       5.4               20.2           6.2
Intermodal..........................................       63,975      11.4               12.7           3.9
Other  .............................................       20,342       3.6               14.3           4.4
                                                        ---------     -----           --------         -----
    Total...........................................      563,200     100.0%          $  326.3         100.0%
                                                        =========     =====           ========         =====

     PAPER AND OTHER FOREST PRODUCTS. Paper and other forest products accounted for 40.9% of our gross freight revenues and 26.4% of our North American volume in 1999. Paper and other forest products that we carry include a wide variety of paper products, woodpulp, pulpboard (a packaging material), lumber and wood fibers. We provide direct rail service to major woodpulp and paper manufacturers in central and northeastern Wisconsin, the Upper Peninsula of Michigan and Ontario. The distribution and marketing patterns for different types of forest products vary, as do the seasonality and cyclicality of the markets. Much of our forest products business generally follows the cycles of the paper industry. Generally, this commodity grouping is influenced by the paper production levels in the territories that we serve.

     MINERALS. Minerals accounted for 30.1% of our gross freight revenues and 43.6% of our North American volume in 1999. The principal minerals that we haul in our North American operations are metallic ore, coal, clay products and roofing granules. Metallic ore consists primarily of shipments to steel producers in Alabama and Ohio as well as shipments to Escanaba, Michigan for transloading to lake vessels. Low sulfur coal is carried inbound to electric utility plants in Wisconsin and high sulfur coal is carried inbound to paper companies and other industries in Wisconsin. Inbound clay products are used in paper production and in the iron ore pelletizing process. Outbound roofing granules originate at manufacturing facilities in Wisconsin. Other mineral products that we carry are sand and stone.

     INDUSTRIAL PRODUCTS. Industrial products accounted for 14.5% of our gross freight revenues and 9.6% of our North American volume in 1999. Industrial products that we haul include chemicals and petroleum products, which are hauled inbound to paper companies and fertilizer distributors that we serve, and steel, which is hauled primarily from Canadian producers to various points throughout North America.

     FOOD AND GRAIN. Food and grain products totaled 6.2% of our gross freight revenues and 5.4% of our North American volume in 1999. Corn, barley, malt and canned and frozen vegetables make up most of this group.

     INTERMODAL. Intermodal volume consists of over-the-road trailers and shipping containers hauled on railroad flat cars. The trailer and container business handles truck-competitive, time-sensitive commodities. This business represented 3.9% of our gross freight revenues and 11.4% of our North American volume in

1999. We have intermodal facilities in Chicago and in Arcadia, Green Bay, Neenah and Stevens Point, Wisconsin.

     OTHER. Other commodities accounted for 4.4% of our gross freight revenues and 3.6% of our North American volume in 1999. Other commodities include waste and scrap and miscellaneous freight.

     Seasonality

     Our gross freight revenues from quarter to quarter during the course of a year have not historically been subject to significant seasonal changes. Our operating expenses for the first quarter historically have been somewhat higher than for any other quarter, primarily due to adverse weather conditions.

     Competition

     Our railroad operations in North America are subject to competition from trucks, other rail carriers and lake vessels. Competition with rail carriers and lake vessels is usually based on price, while competition with trucks can be based on price, service or both. Trucks are our dominant competition, competing actively for shipments of nearly all commodities that we handle, especially intermodal traffic and forest products. Rail competition exists principally in the Duluth/Superior to Chicago corridor. Lake vessels generally compete for bulk commodities such as coal and ore. Our pricing and service decisions are also impacted by competition among our customers and their competitors, as we must provide pricing and service that help keep our customers competitive in their markets.

     Marketing

     We emphasize superior service to our customers and have created a marketing organization designed to identify and quickly respond to customers' needs. We structure our services to provide consistent transit times and ready availability of quality equipment. Our marketing strategy includes decentralized pricing authority to enable marketing personnel with specific market knowledge and direct customer contact to make pricing decisions within established guidelines. This quick and independent reaction to market opportunities, together with clear delegation of authority and responsibility, provides for effective customer relations and enables us to retain and increase our base of business. In recognition of our excellent service during the years 1988 through 1998, LOGISTICS MANAGEMENT & DISTRIBUTION REPORT, a respected trade publication, presented us with its "Quest for Quality" award for each of those years. The award for 1999 has not yet been presented. The award is based on customer surveys encompassing service, equipment, convenience, price and sales criteria. We have also received many awards from our customers recognizing our excellent service.

     Employee Relations

     At December 31, 1999, we employed 2,230 full-time employees. Our employees, after meeting certain requirements and subject to current union contracts, are eligible to participate in our employee stock purchase plans, savings plans and bonus plans.

     The 336 conductors employed by WCL, FV&W and SSM have been represented by the United Transportation Union ("UTU") since 1997. During 1999, we successfully negotiated an initial labor contract with the UTU that was ratified by its members. The agreement settles wage and work rule issues through 2000.

     The 342 engineers employed by WCL, FV&W and SSM have been represented by the Brotherhood of Locomotive Engineers ("BLE") since 1997. During 1999, we successfully negotiated an initial labor contract with the BLE that was ratified by its members. The agreement settles wage and work rule issues through 2000.

     ACRI's approximately 135 non-management employees are represented by various collective bargaining organizations.

     The remainder of our employees are not represented by collective bargaining organizations.

     Environmental Matters

     Our North American operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations, which are implemented principally by the U.S. Environmental Protection Agency ("USEPA") and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture, handling, transportation, storage and disposal of certain substances. One such law, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), which is also known as the "Superfund" law, generally imposes joint and several liability for clean-up and enforcement costs, without regard to fault or the legality of the original conduct, on current and predecessor owners and operators of a site. Much of our real property has been used for industrial purposes or leased to commercial and industrial companies whose activities may have resulted in discharges onto the property. Consequently, our railroads may be responsible under CERCLA and other applicable federal and state statutes for all or a part of the costs to clean up sites at which contaminants have been released by them, their lessees, predecessor owners or lessees of properties, or other third parties. Prior owners of a portion of our rail operating properties have agreed to indemnify us with respect to contamination or non-compliance with environmental laws arising prior to our acquisition of the subject sites. In addition, several of the states in which our railroads operate make available reimbursement programs for clean-up of contamination.

     We believe that the operations of our railroads are in material compliance with current laws and regulations. We estimate that any expense incurred in maintaining compliance with current laws and regulations will not have a material effect on our financial position, financial results of operations or capital expenditures. However, there can be no assurance that the current regulatory requirements will not change, or that currently unforeseen environmental incidents will not occur, or that past non-compliance with environmental laws will not be discovered on our rail operating properties that may not be subject to indemnification or reimbursement of remediation costs.

     See Item 3. "Legal Proceedings".

     Regulation

     In addition to environmental, safety and other regulation applicable to all businesses, railroads are subject to regulation by federal agencies, primarily the STB and the Federal Railroad Administration ("FRA"), and by state departments of transportation and some other state and local regulatory agencies. (ACRI's operations are subject to Canadian rail regulations which are generally similar to, but differ in certain respects, from their U.S. counterparts. Only U.S. regulation is described below.) The STB has jurisdiction over, among other things, prices charged for services and service levels. It also has jurisdiction over acquisition, extension or abandonment of rail lines, consolidation, merger, or acquisition of control of rail common carriers, and the imposition of labor protection conditions in connection with some of the foregoing. The FRA has jurisdiction over railroad track, equipment and operating safety standards. State agencies regulate certain local safety issues, such as adequacy of warning devices at grade crossings.

     Generally, a railroad is free to adjust the level of prices on its business without regulatory restrictions. In those instances in which a railroad is found not to face effective competition and to have prices which yield revenue in excess of a prescribed revenue-to-variable-cost ratio, the STB has authority to investigate the reasonableness of the prices. In addition to maximum price regulation, an individual railroad's ability to adjust its prices is constrained by the regulation of prices that apply to business interchanged between railroads.

     For purposes of rail regulation, the STB classifies railroads by revenues, with the largest, most regulated railroads being referred to as "Class I" railroads and smaller railroads being referred to as "Class II" or "Class III" railroads. WCL, FV&W and SSM are classified as Class II railroads, while WCLL is classified as a Class III railroad.

     Insurance and Casualties

     Insurance. We maintain $150.0 million in third party liability insurance coverage for personal injuries, including death, property damage and other specified risks of our operations in excess of a self-insured retention of $2.0 million per occurrence (except for ACRI which has a self-insured retention of $0.5 million per occurrence). We also maintain $30.0 million in all risks property damage coverage, including property of shippers, in excess of retentions of $1.0 million per occurrence with respect to rail accidents and $50,000 per occurrence with respect to non-rail incidents. In addition, we maintain $30.0 million in directors' and officers' liability insurance with a Company retention of $350,000 per incident. We believe our insurance is appropriate in light of our experience and the experience of the rail industry. However, we can give no assurance as to the adequacy, availability or cost of insurance in the future.

     Metra. The commuter rail division of the Regional Transportation Authority ("Metra"), the commuter rail system for northeastern Illinois, operates commuter trains over our trackage between Chicago and Antioch, Illinois. The commuter service is operated by Metra using its own equipment and personnel. Metra has agreed to indemnify us with respect to personal injury and property damages incurred in connection with Metra's operations, except in certain limited circumstances.

INTERNATIONAL BUSINESS

     Our international business is conducted through affiliates located in the United Kingdom, New Zealand and Australia.

     United Kingdom

     After giving effect to our March 2000 exercise of options, we own approximately 42% of EWS which provides most of the rail freight services in Great Britain, operates freight trains through the English Channel tunnel and carries mail for the Royal Mail. The EWS businesses were acquired from British Rail in privatization transactions in the period from late 1995 to late 1997, with the acquisition of the principal rail freight business occurring in February 1996. During 1999, we increased our ownership interest in EWS from approximately 33% to approximately 39%, through private purchases with a total price of $31.6 million. In March 2000, we are further increasing our ownership interest in EWS to approximately 42% through the exercise of options with a total exercise price of approximately $6.2 million. EWS has approximately 6,100 employees, 817 locomotives and 23,900 railcars. EWS's total operating revenues for 1999 were approximately $827 million. We participate in the management of EWS by furnishing executive talent and consulting services. In addition, four of our directors are on the nine member board of EWS, and our President is the chairman of EWS. Through March 2000 we will have invested approximately $91.2 million in EWS. We account for our investment in EWS under U.S. generally accepted accounting principles ("GAAP") utilizing the equity method of accounting. Our 1999 consolidated statement of income included equity in the net income of EWS of $13.6 million.

     New Zealand

     We currently own approximately 24% of the New Zealand company, Tranz Rail Holdings Limited ("Tranz Rail"), which operates a 2,400 route mile freight and passenger rail business, an interisland ferry business and a trucking business with a total of approximately 4,259 employees, 510 locomotives and self-propelled passenger cars, 6,160 railcars, 3,500 shipping containers and four ferry vessels. We have participated in the management of Tranz Rail by furnishing executive talent and consulting services. In addition, five of our directors are on the nine member board of Tranz Rail, and our chairman is also the chairman of Tranz Rail. Tranz Rail's total operating revenues for 1999 were approximately $311 million. We invested approximately $22.2 million in Tranz Rail, and through December 31, 1999 have received approximately $28.8 million in proceeds from a return of capital and dividends from Tranz Rail.

     Tranz Rail completed an initial public offering of its common stock on June 18, 1996 and is listed on The Nasdaq Stock Market(R) in the United States and listed on the New Zealand stock exchange in New Zealand. Total equity market capitalization of Tranz Rail as of December 31, 1999 was approximately $216.4 million. We account for our investment in Tranz Rail under U.S. GAAP utilizing the equity method of accounting. Our 1999 consolidated statement of income included equity in the net income of Tranz Rail of $8.9 million.

     Australia

     We led a consortium that formed Australian Transport Network Limited ("ATN") and acquired the government-owned railroad in late 1997 and a private-industry railroad in 1998 in Tasmania, an island state of Australia. We own 33% of ATN, and Tranz Rail owns another 27%. ATN provides substantially all commercial rail freight service in Tasmania operating a 550 route mile rail system with approximately 200 employees, 57 locomotives and 575 railcars. We have been granted options to acquire additional shares in ATN from other ATN shareholders to compensate us for our leadership of the consortium. We participate in the management of ATN by furnishing executive talent and consulting services. In addition, four of our directors are on the eight member board of ATN. ATN's total operating revenues for 1999 were approximately $21.8 million. We have invested approximately $5.8 million in ATN. We account for our investment in ATN under U.S. GAAP utilizing the equity method of accounting. Our 1999 consolidated statement of income included equity in the net loss of ATN of $(0.1) million.

     Through ATN, we are actively seeking to participate in the privatization of additional government-owned railroad companies in Australia. In 1999, ATN announced an agreement with a major grain shipper to provide rail transportation services, as an independent rail operator, in the states of Victoria and New South Wales.

     In 1999 we entered into a guaranty of 33% of ATN's total credit facility of AUD8.5 million.

     Aqaba Railway

     In 1998, we announced that a consortium including WCI was named as the preferred bidder for a 25-year contract to operate the assets of the Aqaba Railway Company ("ARC") which is currently owned by the Government of Jordan ("GOJ"). The ARC system includes approximately 300 kilometers of railroad trackage that primarily serves the Jordan Phosphates Mines Company ("JPMC") hauling phosphate, sulphur and phosphoric acid. As preferred bidder, the consortium is negotiating a final lease agreement with the GOJ and a final transportation agreement with JPMC.

     Additional Information

     We filed a Form 10-K/A (an amendment to Form 10-K) with the Securities and Exchange Commission ("SEC") containing EWS's financial statements for each of its fiscal years ended March 31, 1997, 1998, 1999, and we expect to file a Form 10-K/A for EWS's fiscal year ending March 31, 2000. The Form 10-K/A is filed within six months after EWS's fiscal year end.

     Tranz Rail is subject to the reporting requirements of the Securities Exchange Act of 1934 applicable to a foreign private issuer, and, accordingly, files certain reports and other information with the SEC.

ITEM 2. PROPERTIES

     Our principal North American properties are 2,633 route miles of operating rail lines (1,806 route miles of main lines and 827 route miles of secondary lines), 222 route miles of trackage rights (contractual rights to operate over lines of railroad owned by others), associated yards, terminals, repair facilities and contiguous real estate. The following table sets forth our North American operating rail lines:


                                                      OWNED
                                              ---------------------------
                                               MAIN    SECONDARY    TOTAL   TRACKAGE      TOTAL
                                              LINES     LINES       OWNED     RIGHTS     OPERATED
                                              -----     -----       -----     ------     --------
WCL ......................................    1,054       685       1,739       204        1,943
FV&W .....................................      282        91         373        15          388
ACRI .....................................      295        26         321         1          322
SSM ......................................      171        25         196         2          198
WCLL .....................................        4        --           4        --            4
                                              -----     -----       -----     -----        -----
     Total ...............................    1,806       827       2,633       222        2,855
                                              =====     =====       =====     =====        =====

     We also own 120 route miles of abandoned rail lines and rail lines not currently operated.

     The majority of our main line from Chicago to Stevens Point, Wisconsin (238 route miles) is in FRA Class IV condition, permitting speeds up to 50 m.p.h. for freight trains. Our other main lines are primarily FRA Class III lines, permitting speeds up to 40 m.p.h., and we consider them appropriate to handle current and expected traffic on those lines. Secondary lines are primarily FRA Class II lines, permitting speeds up to 25 m.p.h., which we also consider appropriate for current and expected traffic volume. Class designations of rail lines are made or revised based on regular track inspections. Additionally, all of the main lines are inspected with an electronic rail defect detector car at least once annually. Our maintenance and capital expenditure plans are designed to preserve class designations at present levels.

     We have trackage rights (i.e., the right to operate over trackage owned by other railroads) that provide access into Chicago, Duluth/Superior, Milwaukee and Minneapolis/St. Paul. The trackage rights are subject to restrictions on the use of rail lines into Milwaukee and Minneapolis/St. Paul for overhead business. We also have rights under various leases, joint facility agreements and transportation contracts. Our joint facility agreements include various operating and maintenance agreements with other railroads under which certain railroad properties (such as track, switches, crossings, interchanges and bridges) are jointly used and maintained.

     We own and operate car and locomotive repair facilities located in Fond du Lac, Stevens Point and Green Bay, Wisconsin, Gladstone and Escanaba, Michigan and Sault Ste. Marie, Ontario. These facilities service our locomotives and railcars and offer equipment repair services to other carriers and our customers. We also own a metallic ore transload dock and storage facility in Escanaba, Michigan. The ore dock site includes a pier used to transload iron ore into cargo ships. The pier is capable of docking four ships at a time.

     At December 31, 1999, our North American equipment fleet consisted of 244 locomotives (177 owned and 67 leased) and 13,928 freight cars (4,537 owned and 9,391 leased). The average age of the locomotives and freight cars in our fleet is 34 years and 22 years, respectively. Despite their age, our locomotives and freight cars have achieved good availability, primarily as a result of our preventive maintenance program. Of our current fleet of locomotives and freight cars, 62% and 57%, respectively, were acquired new or have been rebuilt or received a major overhaul since 1987. Our availability rates with respect to our locomotive and railcar fleet were 90.5% and 97.8%, respectively, in 1999.

     We own various parcels of non-operating real estate that are contiguous to our rail lines. Some of this real estate is leased to third parties, on varying terms, generating lease income of $1.5 million, $1.5 million and $1.4 million in 1999, 1998 and 1997, respectively. In addition, we have, since inception, sold certain excess assets. The proceeds and pre-tax gains recognized with respect to these sales from 1995 through 1999 were as follows:


                                                                       YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------
                                                       1999     1998          1997        1996        1995
                                                     -------   -------       ------      -------     -------
                                                                         (IN THOUSANDS)
Proceeds from sales of excess assets..............   $   275   $   943       $  847      $ 1,210     $ 2,279
Pre-tax gain from sales of excess assets..........       221       592          682        1,015         794

     Our strategy is to sell excess assets, but there can be no assurances as to our ability to sell our remaining excess assets or as to the prices we will receive if and when we sell excess assets.

     The quality of our title to rights-of-ways varies. Our properties were acquired by our predecessors over extended periods of time and by different companies. Accordingly, the original conveyancing documents were not standardized and are subject to judicial interpretation as to the interest conveyed to the original acquiring railroad. In cases involving other railroads, deeds have sometimes been construed to create either an easement for railroad purposes or an ownership interest that terminated upon the cessation of use for railroad purposes. At the time of each acquisition of rail properties, we obtained either a representation from the seller or title insurance (or both) to the effect that we would have sufficient interest in the acquired properties to operate a railroad. However, if we cease to operate our railroad over a parcel of land, our interest in the parcel could revert to adjacent landowners or to others holding a reversionary interest. In Wisconsin, our right to dispose of property is limited by a Wisconsin statute that gives the state the right of first refusal with respect to any property to be sold by a railroad. Because of their age, buildings and structures on our rail properties are also often subject to historical preservation review prior to disposition.

     In the acquisition of our various North American rail lines, the sellers typically retained mineral rights and rights to a portion of the revenues from fiber optic cable easements. Our share of revenue from fiber optic cable easements has been insignificant.

ITEM 3. LEGAL PROCEEDINGS

     Employees of our U.S. railroads are covered by the Federal Employers' Liability Act ("FELA"), rather than state workers' compensation systems. Under FELA, damage awards for injuries and deaths of railroad employees are settled by negotiation or litigation based on the comparative negligence of the employee and the employer and are not subject to limitations on the amount of recovery (as recoveries are under workers' compensation systems).

     Our railroads are currently subject to a number of claims and legal actions that arose in the ordinary course of business, including FELA claims by employees and personal injury claims (including wrongful death claims) by third parties. We believe these claims, taking into account reserves and applicable insurance, will not have a material adverse effect on our financial position or annual financial results of operations. Adverse judgments with respect to these claims, individually or in the aggregate, in excess of related reserves and applicable insurance, could have a material adverse effect on our financial position or annual financial results of operations.

     In October 1995, the Circuit Court of Dane County ruled in favor of a Wisconsin Department of Revenue ("WDR") retroactive assessment of personal property taxes for the tax years 1990 through 1993 against all Wisconsin railroads, including WCL and FV&W. As a result of the ruling, we recognized the $3.0 million retroactive assessment, as well as accrued interest of $0.7 million, in our 1995 consolidated statement of income. WCL, FV&W and the other railroads involved appealed the ruling to the Wisconsin Court of Appeals. On December 16, 1999, the Wisconsin Court of Appeals found in favor of the railroads and reversed the decision of the Dane County Circuit Court. The WDR has filed a petition for review with the Wisconsin Supreme Court. No amounts have been recorded in our 1999 consolidated financial statements related to this Appellate Court decision.

     WCL and FV&W have been named as "potentially responsible parties" under state spill statutes or CERCLA with respect to contamination at a number of sites on their properties. As a potentially responsible party, WCL or FV&W as the owners or lessees of these sites have been identified by state or federal environmental authorities as parties that may have an obligation (jointly and severally with predecessor and concurrent owners and lessees and other third parties) to pay for the cost of remediation of those sites. However, we believe that any expense we may incur in connection with the cleanup of such sites will not have a material adverse effect on our financial condition or annual financial results of operations. As part of our normal operations, our railroads transport hazardous materials from time to time, which may expose them to claims and potential liability for injuries to employees, other persons, property and the environment. See Item 1. "Business - Regulation".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding each person who serves as one of our executive officers:

                               AGE AS OF
       NAME                 MARCH 20, 2000                 POSITION WITH COMPANY
       ----                 --------------                 ---------------------
Thomas F. Power, Jr.              59         President and Chief Executive Officer
J. Reilly McCarren                43         President and Chief Executive Officer, WCL, FV&W,
                                                 ACRI, SSM and WCLL
Ronald G. Russ                    45         Executive Vice President and Chief Financial Officer
James E. Fisk                     47         Executive Vice President - Corporate Development
John L. Bradshaw                  48         Vice President - Corporate Development
Deborah M. Coady                  45         Vice President - Human Resources and Claims
Janet H. Gilbert                  52         Vice President - General Counsel, WCL, FV&W, ACRI,
                                                 SSM and WCLL
Walter C. Kelly                   56         Vice President and Chief Accounting  Officer;
                                                  Chief Financial  Officer WCL, FV&W,
                                                  ACRI, SSM and WCLL
Glenn J. Kerbs                    59         Vice President - Engineering, WCL, FV&W, ACRI and SSM
William R. Schauer                55         Vice President - Marketing, WCL, FV&W, ACRI and SSM
J. Edward Terbell                 47         Vice President and General Manager, WCL,  FV&W, ACRI
                                                 and SSM
Robert F. Nadrowski               53         Vice President - Mechanical, WCL, FV&W, ACRI and SSM
Richard P. White                  54         Vice President - Corporate Development
Marty J. Mickey                   37         Treasurer

     Mr. Power has served as our President and Chief Executive Officer since September 1999. Prior to September 1999, Mr. Power served as our Executive Vice President and Chief Financial Officer since our formation in 1987. Mr. Power is a director of the Company and each of our subsidiaries other than ACRI and WCCHI, and has served as such since 1987. Mr. Power also serves as a director of Tranz Rail and ATN, and is chairman of EWS. Mr. Power has 32 years of railroad management experience.

     Mr. McCarren has served as President and Chief Executive Officer of our North American operating subsidiaries since September 1999. From July 1996 to August 1999, Mr. McCarren served as Executive Vice President and Chief Operating Officer of our North American operating subsidiaries. Mr. McCarren has served as a director of the Company since December 1998. From 1990 to 1996, Mr. McCarren served as President of Gateway Western Railway Company. From 1988 to 1990, Mr. McCarren served as the General Superintendent - Transportation for the Chicago, Missouri and Western Railway. Mr. McCarren has 21 years of railroad management experience.

     Mr. Russ has served as Executive Vice President and Chief Financial Officer of the Company since September 1999. From May 1999 to September 1999, Mr. Russ served as Vice President of the Company. From January 1994 to April 1999, Mr. Russ served as Executive Manager and Chief Financial Officer of Tranz Rail. Prior to serving at Tranz Rail, Mr. Russ served as our Treasurer from 1987 to 1993. Mr. Russ began his railroad career in 1973 and has 19 years of railroad management experience.

     Mr. Fisk has served as Executive Vice President - Corporate Development of the Company since September 1999. From 1996 to 1999, Mr. Fisk served as Engineering Director of EWS. Prior to serving at EWS, Mr. Fisk served as Mechanical Superintendent - Locomotive for our North American operating subsidiaries from 1987 to 1996. Mr. Fisk began his railroad career in 1970 and has 26 years of railroad management experience.

     Mr. Bradshaw has served as Vice President - Corporate Development of the Company since June 1998. From June 1994 to June 1998, Mr. Bradshaw served as Group General Manager, Operations for Tranz Rail. From November 1993 to June 1994, Mr. Bradshaw served as General Manager, Rail Operations for Tranz Rail. Prior to serving at Tranz Rail, Mr. Bradshaw served as Vice President and General Manager of WCL from 1987 to November 1993. Mr. Bradshaw has 26 years of railroad management experience.

     Ms. Coady has served as Vice President - Human Resources and Claims of the Company since November 1999. From 1996 to 1999, Ms. Coady served as Assistant Vice President, Human Resources of our North American operating subsidiaries. From 1993 to 1996, Ms. Coady served as Superintendent of Transportation of FV&W's Fox Valley Division. Prior to joining our Company in 1993, Ms. Coady was employed by the Fox River Valley Railroad, most recently as Director of Human Resources.

     Ms. Gilbert has served as Vice President - General Counsel of our North American operating subsidiaries since October 1999. From 1996 to 1999, Ms. Gilbert served as General Counsel of our North American operating subsidiaries. Prior to that time, Ms. Gilbert served as Assistant General Counsel of our North American operating subsidiaries since our formation in 1987. Ms. Gilbert began her legal career as trial counsel for the Federal Trade Commission and joined the railroad industry in 1983.

     Mr. Kelly has served as Vice President and Chief Accounting Officer of the Company since September 1988. He serves as Vice President and Chief Financial Officer of our North American operating subsidiaries. Prior to joining the Company, Mr. Kelly served as Corporate Controller for Spiegel, Inc. (a catalog retailer) from 1987 to 1988, as an independent consultant during 1986, and as Vice President, Finance for Wilton Enterprises, Inc. (a distributor of housewares) during 1985.

     Mr. Kerbs has served as Vice President - Engineering of our North American operating subsidiaries since 1987. From 1974 until 1987, Mr. Kerbs was employed by the Chicago and Northwestern Transportation Corporation ("CNW"), most recently as Director of Maintenance Operations. Mr. Kerbs has 35 years of railroad management experience.

     Mr. Schauer has served as Vice President - Marketing of our North American operating subsidiaries since October 1988, and served as Assistant Vice President, Marketing, of WCL from 1987 until October 1988. From 1986 until 1987, Mr. Schauer was employed by CNW as General Marketing Manager. Mr. Schauer has 25 years of railroad management experience.

     Mr. Terbell has served as Vice President and General Manager of our North American operating subsidiaries since November 1993. Prior to that time, Mr. Terbell served as WCL's Eastern Division Transportation Manager since 1987. From 1973 until 1987, Mr. Terbell was employed by CNW, most recently as Assistant Division Manager - Engineering. Mr. Terbell has 25 years of railroad management experience.

     Mr. Nadrowski has served as Vice President - Mechanical of our North American operating subsidiaries since 1987. From 1985 until 1987, Mr. Nadrowski was involved in the ownership and operation of a marina and a motel in Wisconsin. Mr. Nadrowski has 29 years of railroad management experience.

     Mr. White has served as Vice President - Corporate Development of the Company since November 1999. From 1996 to 1999, Mr. White served as Vice President - Human Resources of our Company. Prior to joining our Company, Mr. White held a variety of positions with Tranz Rail and its predecessors from 1962 to 1996, most recently as Executive Manager, Personnel. Mr. White has 28 years of railroad management experience.

     Mr. Mickey has served as Treasurer of the Company and its subsidiaries since May 1996. Prior to that time, Mr. Mickey served as Assistant Controller of WCL from 1990 to 1996. From 1984 to 1990, Mr. Mickey was employed by Arthur Andersen & Co., most recently as audit manager.

     The executive officers of the Company are elected annually by and serve at the discretion of the Company's Board of Directors.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our Common Stock is available for quotation through The Nasdaq Stock Market(R) under the symbol "WCLX". On March 20, 2000 there were approximately 2,070 record holders of our Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our Common Stock as quoted through The Nasdaq Stock Market(R):

                                                             PRICE PER SHARE
                                                          ----------------------
  CALENDAR PERIOD                                            HIGH         LOW
  ---------------                                         ----------  ----------

  1998:

    First Quarter......................................   $   30.75   $   23.00
    Second Quarter.....................................       28.25       19.75
    Third Quarter......................................       23.50       12.56
    Fourth Quarter.....................................       20.06       13.88

  1999:

    First Quarter......................................   $   17.88   $   12.56
    Second Quarter.....................................       22.38       12.38
    Third Quarter......................................       20.00       13.50
    Fourth Quarter.....................................       15.25       12.44

     We have not paid and have no current plans to pay dividends on our Common Stock. We currently intend to retain all earnings for use in our business. The payment of any future dividends will be determined by the Board of Directors in light of the future prevailing conditions, including our earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors.

ITEM 6. SELECTED FINANCIAL DATA

                                                                     YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------
                                           1999           1998           1997 (1)          1996           1995
                                       -----------    -----------      -----------      -----------    -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Operating revenues(2) ...............  $   362,744    $   344,062      $   333,510      $   265,119    $   264,127
Operating expenses ..................      272,666        252,323          255,831          226,388        199,968
                                       -----------    -----------      -----------      -----------    -----------
Income from operations ..............       90,078         91,739           77,679           38,731         64,159

Other income, net(3) ................        1,246          6,762            1,234            1,812          1,799
Interest expense(4) .................      (17,830)       (17,169)         (14,663)         (11,808)        (9,811)
Provision for income taxes ..........      (29,103)       (32,205)         (25,442)         (11,378)       (22,170)
                                       -----------    -----------      -----------      -----------    -----------
Income before equity in net income
of affiliates and extraordinary items       44,391         49,127           38,808           17,357         33,977

Equity in net income of affiliates(5)       22,466         27,167           38,618           32,677         10,655
Extraordinary items(6) ..............           --             --               --           (1,602)        (2,123)
                                       -----------    -----------      -----------      -----------    -----------
Net income                             $    66,857    $    76,294      $    77,426      $    48,432    $    42,509
                                       ===========    ===========      ===========      ===========    ===========

Diluted earnings per share:
   Income before extraordinary
      items .........................  $      1.30    $      1.49      $      1.51      $      0.98    $      0.88
   Net income .......................  $      1.30    $      1.49      $      1.51      $      0.95    $      0.84

Cash dividends per common share .....           --             --               --               --             --

BALANCE SHEET DATA:

Total assets ........................  $ 1,159,503    $ 1,016,040      $   911,596      $   691,275    $   550,530
Investment in affiliates ............      223,046        173,750          152,489          114,652         41,416
Total debt ..........................      343,133        273,799          280,770          165,034        137,340
Stockholders' equity ................      509,920        443,994          369,685          299,146        237,695
Debt to total capitalization ........         40.2%          38.1%            43.2%            35.6%          36.6%

(1) Includes partial year (11 months) results of the operation of the Duck Creek North lines acquired January 1997.
(2) The 1996 amount is shown net of disputed switching charges of $13.3 million discussed in Note 16 to the consolidated financial statements included in
     Item 8.
(3) The 1998 amount includes $5.4 million related to the March 1998 sale of the Company's rights under a five-year transportation agreement discussed in
     Note 15 to the consolidated financial statements included in Item 8.
(4) Interest expense includes $0.3 million, $1.2 million, $0.9 million and $2.9 million in 1999, 1998, 1997 and 1996, respectively, resulting from the arbitration ruling discussed in Note 16 to the consolidated financial statements included in Item 8.
(5) Includes partial year (10 months) results of EWS's principal freight business, acquired February 1996.
(6) Extraordinary items result from early extinguishment of debt obligations and are stated net of related income tax benefits.

The operating data below presents additional information about our North American operations.

                                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------------------------
                                                           1999            1998         1997(1)       1996          1995
                                                          -------         -------      -------       -------      -------
OPERATING DATA:
Revenue ton miles of freight traffic
    (millions)(2) ..................................       10,779           9,677       10,338         9,786        9,478
Revenue per ton mile (cents)(3) ....................          2.9             3.2          3.0           2.6          2.6
Operating ratio(4) .................................         75.2%           73.3%        76.7%         81.3%        75.7%
Revenue ton miles per freight
    train hour (thousands)(2) ......................           39              38           38            44           39
Revenue ton miles per locomotive
    in service (millions)(2) .......................           45              42           46            47           45
Fuel consumption (thousand gallons) ................       31,248          29,743       29,634        28,537       28,432
Fuel cost per gallon (average, in cents) ...........           65              67           74            75           66
Revenue ton miles per gallon of fuel(2) ............          345             325          349           343          333
Total carloads .....................................      563,200         547,662      565,625       464,149      436,286
Carloads from originating, terminating
    and local traffic ..............................         88.1%           90.1%        84.9%         78.3%        76.5%
Gross freight revenues from originating,
    terminating and local traffic ..................         89.2%           91.1%        87.9%         84.2%        84.3%

(1) Includes partial year (11 months) results of the operation of the Duck Creek North lines acquired January 1997.
(2) A revenue ton mile equals weight in tons of freight carried for hire multiplied by the distance in miles between origin and destination.
(3) Revenue per ton mile equals net freight revenue divided by revenue ton miles of freight volume.
(4) Operating ratio represents operating expenses as a percentage of operating revenues. The 1996 percentage excludes the effect of disputed switching charges of $13.3 million discussed in Note 16 to the consolidated financial statements included in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements, related notes and other financial information included in Item 8. "Financial Statements and Supplementary Data."

RESULTS OF OPERATIONS:  1999 COMPARED TO 1998

     Net income for 1999 was $66.9 million compared with $76.3 million for 1998, a decrease of $9.4 million, or 12.4%.

     OPERATING REVENUES. Operating revenues for North American operations in 1999 were $362.7 million compared with $344.1 million for 1998, an increase of $18.7 million or 5.4%. Volume, as measured by carloads handled (including as a carload each loaded trailer or container), for 1999 was 563,200 carloads (excluding haulage traffic) compared with 547,662 carloads in 1998, an increase of 15,538 carloads or 2.8%.

     The following table compares our 1999 and 1998 revenues:

                                            OPERATING REVENUE COMPARISON
                                                    1999 VS. 1998

                                                                 % OF GROSS                 % OF GROSS
                                                        1999       FREIGHT         1998      FREIGHT       %
                                                      REVENUES    REVENUES       REVENUES    REVENUES    CHANGE
                                                    -----------   --------      ----------   ---------   ------
                                                                (IN THOUSANDS, EXCEPT PERCENTAGES)
Gross freight revenues............................  $   326,340      100.0%     $  323,127       100.0%     1.0%
Allowances, absorptions and adjustments...........      (15,148)      (4.6)        (15,868)       (4.9)     4.5
                                                    -----------    -------      ----------     -------
Net freight revenues..............................      311,192       95.4         307,259        95.1      1.3
Switching, haulage, demurrage, passenger
     and other revenues...........................       51,552       15.8          36,803        11.4     40.1
                                                    -----------    -------      ----------     -------
Operating revenues................................  $   362,744      111.2%     $  344,062       106.5%     5.4%
                                                    ===========    =======      ==========     =======   ======

     Gross freight revenues in all commodity groups for 1999 were unfavorably affected by merger-related industry service problems in the eastern U.S. Gross freight revenues for 1999 increased in three of six commodity groups compared with 1998, with an overall increase of 1.0%. Carload volume also increased in three of six commodity groups compared to 1998, with an overall increase of 2.8%. The following table compares volume (in carloads), gross freight revenues and average revenue per carload by commodity group (excluding wholesale freight haulage) for the years 1999 and 1998:

                           CARLOAD AND GROSS FREIGHT REVENUE COMPARISON BY COMMODITY GROUP
                                                    1999 VS. 1998
                                                                                                    AVERAGE
                                                                                                    REVENUE
                                                    CARLOADS        GROSS FREIGHT REVENUES        PER CARLOAD
                                             -------------------    -----------------------    -----------------
              COMMODITY GROUP                  1999       1998        1999          1998         1999      1998
------------------------------------------   --------    -------    --------       --------    --------   ------
                                                                     (IN THOUSANDS, EXCEPT CARLOAD AMOUNTS)
Paper and other forest products ..........    148,880    152,770    $133,609       $136,061    $    897   $  891
Minerals .................................    245,617    235,469      98,223         91,771         400      390
Industrial products ......................     53,776     58,492      47,295         50,725         879      867
Food and grain ...........................     30,610     27,533      20,178         19,036         659      691
Intermodal ...............................     63,975     52,671      12,732         10,364         199      197
Other ....................................     20,342     20,727      14,303         15,170         703      732
                                             --------    -------    --------       --------
Total ....................................    563,200    547,662    $326,340       $323,127    $    579   $  590
                                             ========    =======    ========       ========    ========   ======

     Paper and other forest products volume and gross freight revenues decreased by 2.5% and 1.8%, respectively, primarily due to competitive pressure from imports of printing paper as well as the conversion of certain overhead lumber shipments to a wholesale freight haulage arrangement.

     Volume and gross freight revenues for minerals increased 4.3% and 7.0%, respectively, primarily due to increased demand for roofing material and increases in rail shipments of iron ore sourced from the upper Midwest, partially offset by reductions in sand and stone. Volume and gross freight revenues for coal remained substantially unchanged compared to the prior year. Sand and stone volume and gross freight revenues decreased primarily due to a reduction in shipments of aggregates from our operating territory.

     Volume and gross freight revenues for industrial products decreased by 8.1% and 6.8%, respectively, primarily due to a reduction in steel shipments from a major customer of ACRI caused by continued pressure on the steel industry from low priced imports from offshore countries.

     Food and grain volume and gross freight revenues increased 11.2% and 6.0%, respectively, primarily due to increases in shipments of corn and other grains in our operating territory. Intermodal volume and gross freight revenues increased by 21.5% and 22.8%, respectively, primarily due to increased market share resulting from service improvements during 1999. Other volume and gross freight revenues decreased by 1.9% and 5.7%, respectively, primarily due to decreases in shipments of scrap metal to casting producers in our operating territory.

     Wholesale freight haulage revenue, which is not included in our gross freight revenues, increased $17.0 million in 1999 to $29.8 million. The increase is primarily related to a full year in 1999 of a wholesale freight haulage agreement with CN that began in August 1998.

     OPERATING EXPENSES. Operating expenses were $272.6 million for 1999, an increase of $20.3 million, or 8.1%, compared with 1998. The largest increases in operating expenses occurred in equipment rents, property taxes, depreciation and casualty and insurance costs. Our operating ratio (operating expenses as a percentage of operating revenues) was 75.2% for 1999, compared to 73.3% in 1998.

     The following table sets forth a comparison of our operating expenses during 1999 and 1998:

                                             OPERATING EXPENSE COMPARISON
                                                    1999 VS. 1998
                                                                                                 %
                                                                       1999          1998      CHANGE
                                                                  -----------   -----------    ------
                                                                              (IN THOUSANDS)
Labor expense (including payroll taxes
    and fringe benefits).......................................   $   115,680   $   111,729       3.5%
Diesel fuel....................................................        20,270        19,982       1.4
Materials......................................................        26,253        26,609      (1.3)
Equipment rents, net...........................................        27,739        23,449      18.3
Joint facilities, net..........................................         1,074         2,252         *
Depreciation...................................................        22,872        19,910      14.9
Casualty and insurance.........................................         9,726         8,514      14.2
Property taxes.................................................         3,909         3,178      23.0
Other operating................................................        41,269        36,700      12.4
Non recurring personnel reorganization costs...................         3,874            --         *
                                                                  -----------   -----------
Operating expenses.............................................   $   272,666   $   252,323       8.1%
                                                                  ===========   ===========   =======

* Not meaningful.

     Labor expense for 1999 increased 3.5% compared with 1998 primarily due to an average 3% increase in wage rates at the beginning of 1999 and a 10% increase in the costs of our medical and dental programs, partially offset by a 1% decrease in the average work force and a $4.7 million decrease in incentive expense. Labor expense as a percentage of operating revenues decreased to 31.9% in 1999 compared with 32.5% in 1998.

     Diesel fuel expense for 1999 increased $0.3 million or 1.4% versus 1998 due primarily to a 5.1% increase in fuel consumption, partially offset by a 3.4% reduction in the 1999 average fuel price compared to 1998. We have hedge arrangements covering approximately 39% and 40% of our expected North American fuel consumption for the first half of 2000 and the second half of 2000, respectively. We enter into hedge arrangements to reduce our exposure to price volatility and can give no assurance that the hedge arrangements will yield lower costs than spot market purchases. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk".

     Materials expense for 1999 decreased $0.4 million or 1.3% versus 1998 primarily due to a reduction in repair costs for locomotives and freight cars. Net equipment rents for 1999 increased by $4.3 million or 18.3% primarily due to increased equipment lease costs associated with freight cars which we sold and leased back in December 1998, new leases entered into in the second half of 1998 and increased rents paid to other railroads related to the increase in intermodal carloads. Net joint facilities expense decreased $1.2 million compared to 1998, primarily due to improved routing of trains to accelerate movements through the Chicago corridor.

     Depreciation expense for 1999 increased $3.0 million or 14.9% primarily due to capital spending programs on track and structures to support increasing volume levels. Casualty and insurance expense for 1999 increased by $1.2 million or 14.2% primarily due to higher personal injury claim costs. Property taxes for 1999 increased by $0.7 million or 23.0% primarily due to credits recorded in 1998 related to the successful appeal of property tax assessments for the tax years 1994 through 1997. Other operating expenses increased in part due to increased costs associated with employee cross training during union contract negotiations and increases in repair costs associated with derailments.

     Non-recurring personnel reorganization costs represent costs associated with agreements that we entered into with Edward A. Burkhardt, as well as the reorganization of other personnel. See Item 1. "Business - Developments Since January 1, 1999".

     OTHER INCOME (EXPENSE) AND INCOME TAXES. Other income for 1999 was $1.2 million, $0.1 million less than 1998. This change is primarily attributable to a reduction in gains on sales of non-operating real estate.

     Interest expense for 1999 was $17.8 million, an increase of $0.7 million over 1998, primarily due to increased borrowings related to the additional investments in EWS discussed in Item 1. "Business - Developments Since January 1, 1999." The income tax provision for 1999 was $29.1 million, a decrease of $3.1 million compared to 1998 due to the decrease in pre-tax income.

     EQUITY IN NET INCOME OF AFFILIATES. Our results for 1999 included equity in net income of affiliates of $22.5 million compared to $27.2 million for 1998.

     EWS. The contribution from EWS to our equity in net income of affiliates in 1999 was $13.6 million versus $21.7 million for 1998. In 1999 EWS generated $826.7 million in operating revenues compared to $897.3 million for the year earlier period, a decrease of 7.9%. Operating expenses in 1999 were $775.7 million, a decrease of 4.0% over the 1998 level.

     The decrease in EWS's operating revenues is primarily the result of a reduction in infrastructure services as a result of reduced maintenance work train requirements from Railtrack, the owner of the track structure in Great Britain. In addition, domestic steel production in Great Britain was under pressure due to a worldwide oversupply of steel. The decrease in EWS's operating expenses is primarily attributable to EWS's continued restructuring of its operations as part of its conversion from a government-owned railway to a privately-owned, market-based transport provider. EWS's restructuring is dependent upon the acquisition of new locomotives and railcars, both to replace existing equipment and to provide capacity for future growth. At December 31, 1999, EWS had received 187 new locomotives from 1996 and 1997 orders to General Motors Corporation for 280 units. EWS had also received 884 new railcars from a 1997 order to Thrall Car Manufacturing Company for 2,500 units. During 1999 EWS refined its U.S. GAAP capitalization policy with regard to locomotive overhauls to include certain overheads not previously capitalized, resulting in an increase in the EWS contribution to our equity in net income of affiliates of $1.5 million.

     We filed a Form 10-K/A (an amendment to Form 10-K) with the Securities and Exchange Commission ("SEC") containing EWS's financial statements for each of its fiscal years ended March 31, 1997, 1998, 1999, and we expect to file a Form 10-K/A for EWS's fiscal year ending March 31, 2000. The Form 10-K/A is filed within six months after EWS's fiscal year end.

     Tranz Rail. The contribution from Tranz Rail to our equity in net income of affiliates in 1999 was $8.9 million versus $4.9 million in 1998. The increase in Tranz Rail's contribution is largely the result of several significant one-time items. The impact of the major items on our equity in net income of Tranz Rail includes the following: a $6.2 million tax credit resulting from a review of its deferred tax provisioning, a $1.3 million charge related to an increase in its redundancy provision and a $1.0 million write-off for certain previously capitalized pre-commencement costs (largely for feasibility studies). In 1999, Tranz Rail generated $311.4 million in operating revenues compared to $309.8 million for 1998, an increase of 0.5%. Operating expenses in 1999 were $290.1 million, an increase of 7.3% versus the 1998 level. The increase in Tranz Rail's operating expenses relates primarily to the one-time items previously discussed.

     Tranz Rail is subject to the reporting requirements of the Securities Exchange Act of 1934 applicable to a foreign private issuer, and, accordingly, files certain reports and other information with the SEC.

     ATN. The contribution from ATN to our equity in net income of affiliates was $(0.1) million in 1999 versus $0.7 million in 1998. In 1999, ATN recognized a charge for costs incurred in an unsuccessful attempt to acquire V-Line Freight, a railroad operating company in Australia. The impact of this charge on our equity in net income from ATN was $1.0 million. In 1999 ATN generated operating revenues of $21.8 million and operating expenses of $20.9 million, which includes the charge previously discussed.

     Currency Fluctuation. The value in U.S. dollars of our investments in companies outside the United States and of our equity in the earnings of those companies fluctuates from time to time as the value in U.S. dollars of the currencies of those countries fluctuates. Accordingly, our net earnings and stockholders' equity may fluctuate as the value of those currencies fluctuates.

RESULTS OF OPERATIONS:  1998 COMPARED TO 1997

     Our net income for 1998 was $76.3 million compared with $77.4 million for 1997. Net income decreased by $1.1 million, or 1.5% from 1997 to 1998.

     OPERATING REVENUES. Operating revenues for our North American operations in 1998 were $344.1 million compared with $333.5 million for 1997, an increase of $10.6 million or 3.2%. Volume, as measured by carloads handled (including as a carload each loaded trailer or container), for 1998 was 547,662 carloads (excluding haulage traffic) compared with 565,625 carloads in 1997, a decrease of 17,963 carloads or 3.2%.

     The following table compares our 1998 and 1997 revenues:

                                            OPERATING REVENUE COMPARISON
                                                    1998 VS. 1997

                                                                  % OF GROSS                 % OF GROSS
                                                         1998       FREIGHT         1997       FREIGHT      %
                                                       REVENUES    REVENUES       REVENUES    REVENUES    CHANGE
                                                       --------    --------       --------    --------    ------
                                                                (IN THOUSANDS, EXCEPT PERCENTAGES)
Gross freight revenues............................  $   323,127      100.0%     $  324,596       100.0%     (0.5)%
Allowances, absorptions and adjustments...........      (15,868)      (4.9)        (15,565)       (4.8)     (1.9)
                                                    -----------    -------      ----------      ------
Net freight revenues..............................      307,259       95.1         309,031        95.2      (0.6)
Switching, haulage, demurrage, passenger
     and other revenues..........................        36,803       11.4          24,479         7.5      50.3
                                                    -----------    -------      ----------      ------
Operating revenues...............................   $   344,062      106.5%       $333,510       102.7%      3.2%
                                                    ===========    =======      ==========      ======

     Gross freight revenues for 1998 decreased in three of six commodity groups compared with 1997, with an overall decrease of 0.5%. Carload volume decreased in three of six commodity groups compared to 1997, with an overall decrease of 3.2%. Haulage revenues increased by $11.9 million over 1997, consisting of $3.2 million related to a wholesale freight haulage agreement which began in November 1997 and $8.7 million related to a wholesale freight haulage agreement which began in August 1998. The following table compares volume (in carloads), gross freight revenues and average revenue per carload by commodity group (excluding wholesale freight haulage) for the years 1998 and 1997:

                           CARLOAD AND GROSS FREIGHT REVENUE COMPARISON BY COMMODITY GROUP
                                                    1998 VS. 1997
                                                                                                       AVERAGE
                                                                                                       REVENUE
                                                    CARLOADS           GROSS FREIGHT REVENUES        PER CARLOAD
                                            ----------------------     -----------------------     -------------
          COMMODITY GROUP                     1998          1997          1998         1997         1998     1997
-------------------------------------       ---------     --------     ----------   ----------     -------  ------
                                                   (IN THOUSANDS, EXCEPT CARLOAD AMOUNTS)
Paper and other forest products............   152,770      152,504     $  136,061   $  131,348     $  891  $ 861
Minerals...................................   235,469      237,238         91,771       97,825        390    412
Industrial products........................    58,492       56,621         50,725       47,604        867    841
Food and grain.............................    27,533       25,408         19,036       17,169        691    676
Intermodal.................................    52,671       71,034         10,364       14,954        197    211
Other......................................    20,727       22,820         15,170       15,696        732    688
                                            ---------     --------     ----------   ----------
Total......................................   547,662      565,625     $  323,127   $  324,596     $  590  $ 574
                                            =========     ========     ==========   ==========

     Paper and other forest products volume and gross freight revenues increased by 0.2% and 3.6%, respectively, primarily due to our increased market share of lumber shipments originating in Canada and market share increases of coated paper. The paper industry has been under price and supply pressure from imports, a continuing effect of the Asian economic crisis.

     Volume and gross freight revenues for minerals decreased 0.7% and 6.2%, respectively, primarily due to a decrease in metallic ore shipments, partially offset by increased shipments of other minerals, including aggregates, clay products and coal. Volume for 1997 included 23,945 carloads of metallic ore handled under a five-year transportation agreement that was scheduled to terminate in 1999. No carloads were handled under this agreement in 1998 because we sold our rights under the agreement in March 1998. In addition, with the steel industry generally under pressure from low price imports, a major customer of ACRI closed an iron ore mining operation in Canada in July 1998. Sand and stone volume increased primarily due to increased shipments of construction aggregates from producers in our operating territory. Volume and gross freight revenues for clay products increased primarily due to increased consumption of coating clays used in the paper industry. Volume and gross freight revenues for coal increased primarily due to increased demand for inbound coal from Wisconsin fossil fuel electric plants and increased market share.

     Volume and gross freight revenues for industrial products increased by 3.3% and 6.6%, respectively, primarily due to increased overhead shipments of petroleum coke. Food and grain volume and gross freight revenues increased 8.4% and 10.9%, respectively, primarily due to increased corn shipments in our operating territory.

     Intermodal volume and gross freight revenues decreased by 25.9% and 30.7%, respectively, primarily due to the conversion of approximately 19,600 intermodal units to a wholesale freight haulage arrangement. Intermodal units subject to the haulage agreement are not included in our business volume. 1998 gross freight revenues exclude approximately $4.1 million earned under this haulage agreement. Revenue from the haulage agreement is included in other operating revenues. Other volume and gross freight revenues decreased by 9.2% and 3.4%, respectively, primarily due to a reduction in demand for scrap steel by casting producers in our operating territory.

     OPERATING EXPENSES. Operating expenses were $252.3 million for 1998, a decrease of $3.5 million, or 1.4%, compared with 1997. The largest decreases in operating expenses occurred in diesel fuel, equipment rents, casualty and insurance and property taxes, partially offset by increases in labor, joint facilities and depreciation. Our operating ratio (operating expenses as a percentage of operating revenues) was 73.3% for 1998, compared to 76.7% in 1997.

The following table sets forth a comparison of our operating expenses during 1998 and 1997:


                                             OPERATING EXPENSE COMPARISON
                                                    1998 VS. 1997

                                                                                                            %
                                                                      1998               1997            CHANGE
                                                                  -----------         -----------        ------
                                                                                      (IN THOUSANDS)
Labor expense (including payroll taxes
    and fringe benefits).......................................   $   111,729         $   101,536          10.0%
Diesel fuel....................................................        19,982              21,910          (8.8)
Materials......................................................        26,609              27,099          (1.8)
Equipment rents, net...........................................        23,449              30,124         (22.2)
Joint facilities, net..........................................         2,252               1,957          15.1
Depreciation...................................................        19,910              17,786          11.9
Casualty and insurance.........................................         8,514              11,905         (28.5)
Property taxes.................................................         3,178               5,142         (38.2)
Other operating................................................        36,700              38,372          (4.4)
                                                                  -----------         -----------
Operating expenses.............................................   $   252,323         $   255,831          (1.4)%
                                                                  ===========         ===========

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

     Diesel fuel expense for 1998 decreased $1.9 million or 8.8% versus 1997 due primarily to a 9.2% reduction in the 1998 average fuel price compared to 1997, offset by a slight increase in fuel consumption in 1998. Materials expense for 1998 decreased $0.5 million or 1.8% versus 1997 primarily due to a reduction in repair costs for freight cars owned by other railroads, offset by decreased billing to such railroads. Net equipment rents for 1998 decreased $6.7 million or 22.2% primarily due to a 17% reduction in transit times as a result of improved operating performance, as well as a 35% reduction in intermodal lease costs due to the conversion of approximately 19,600 intermodal units to a wholesale freight haulage arrangement. Net joint facilities expense increased $0.3 million compared to 1997, primarily due to the routing of trains to accelerate movements through the Chicago corridor.

     Depreciation expense for 1998 increased $2.1 million or 11.9% primarily due to higher capital spending programs on track and structures and to support increasing volume levels. Casualty and insurance expense for 1998 decreased by $3.4 million or 28.5% primarily due to lower personal injury claim costs as a result of improvements in safety performance. Property taxes for 1998 decreased by $2.0 million or 38.2% primarily due to the successful appeal of property tax assessments for the tax years 1994 through 1997 as well as lower assessments for 1998. Other operating expenses decreased in part due to reductions in contracted train crews as a result of improved operating performance and reductions in repair costs associated with derailments.

     OTHER INCOME (EXPENSE) AND INCOME TAXES. In March 1998, we sold our rights under a five-year transportation agreement that was scheduled to terminate in 1999 for $5.4 million which was recorded as other non-operating income. Other income for 1998 was $1.3 million, $0.1 million more than 1997. This change is primarily attributable to an increase in rental income from non-operating properties.

     Interest expense for 1998 was $17.2 million, an increase of $2.5 million over 1997, primarily due to the increased borrowings related to our 1998 capital spending program as well as a slight increase in the overall interest rate on our long-term debt as a result of the issuance of the public debt securities. Included in interest expense is $1.2 million and $0.9 million for 1998 and 1997, respectively, related to disputed switching charges. The income tax provision for 1998 was $32.2 million, an increase of $6.8 million over 1997 due to the increase in pre-tax income.

     EQUITY IN NET INCOME OF AFFILIATES. Our results for 1998 included equity in net income of affiliates of $27.2 million compared to $38.6 million for 1997.

     EWS. The contribution from EWS to our equity in net income of affiliates in 1998 was $21.7 million versus $29.9 million for 1997. In 1998 EWS generated $897.3 million in operating revenues compared to $855.4 million for the year earlier period, an increase of 4.9%. Operating expenses in 1998 were $807.6 million, an increase of 12.5% over the 1997 level.

     The increase in EWS's operating revenues is primarily the result of the November 1997 acquisition of Railfreight Distribution ("RfD"), the former British Rail subsidiary designated to operate freight services through the English Channel tunnel, and the acquisition of the National Power ("NP") rail unit in March 1998. Excluding the contributions for RfD and the NP rail unit, operating revenues decreased by 6% compared to 1997. This decrease is primarily the result of renegotiated transportation contracts which reduced freight rates to competitive market levels. In addition, domestic steel production in Great Britain was under pressure due to a worldwide oversupply of steel. The increase in EWS's operating expenses is also primarily attributable to the acquisition of RfD and the NP rail unit. Excluding the operating expenses added by these acquisitions, operating expenses in 1998 were slightly less than in 1997.

     During 1998 EWS continued the restructuring of its operations as part of its conversion from a government-owned railway to a privately-owned, market-based transport provider. EWS's restructuring is dependent upon the acquisition of new locomotives and railcars, both to replace obsolete equipment and to provide capacity for future growth. In 1996 and 1997, EWS ordered 280 locomotives to be built by General Motors Corporation and delivered during the period from 1998 to 2000. In 1997, EWS also ordered 2,500 railcars from a new British subsidiary of Thrall Car Manufacturing Company to be delivered over a five-year period. Deliveries of both the new locomotives and railcars began in 1998.

     Tranz Rail. The contribution from Tranz Rail to our equity in net income of affiliates in 1998 was $4.9 million versus $8.7 million in 1997. The decrease in Tranz Rail's contribution is largely the result of continued softness in the New Zealand and Asian economies. Also contributing to the decrease in Tranz Rail's contribution is the decline in the average value of the New Zealand dollar versus the U.S. dollar which was US $0.54 per NZ dollar for 1998 vs. US $0.66 per NZ dollar in 1997 or a decline of 18%. In 1998, Tranz Rail generated $309.8 million in operating revenues compared to $382.1 million for 1997, a decrease of 18.9%. Operating expenses in 1998 were $270.3 million, a decrease of 18.6% versus the 1997 level. In its local New Zealand currency, Tranz Rail's 1998 operating revenues were slightly less than 1997 and its operating expenses remained flat as compared to 1997.

     ATN. The contribution from ATN to our equity in net income of affiliates was $0.7 million in 1998. ATN's operations began in November 1997 and the 1997 contribution from ATN was immaterial. In 1998 ATN generated operating revenues of $18.6 million and operating expenses of $15.0 million.

LIQUIDITY AND CAPITAL RESOURCES

     Cash generated from operations is our primary source of liquidity and is used principally for capital expenditures, debt service and working capital requirements. We also generate cash from asset sales and from financing activities. From 1995 through 1999, we generated cash in the amounts of $368.9 million from operations, $39.8 million from the sale and salvage of assets, $233.6 million from increased debt and $15.0 million from equity issuances. We also received cash of $21.0 million in a return of capital and $7.8 million in dividends from Tranz Rail. These cash amounts were primarily used to fund $485.2 million of capital expenditures, $111.8 million of asset acquisitions and $93.7 million in investments in affiliates. At December 31, 1999, we had $343.1 million of total debt outstanding, which constituted 40.2% of our total capitalization.

     In 1999 we entered into a guaranty of 33% of ATN's total credit facility of AUD8.5 million.

     We have obtained a $0.5 million letter of credit in connection with the bid submission with the Government of Jordan to operate the assets of the Aqaba Railway Company as discussed under Item 1. "Business - International Business".

     We maintain an unsecured $175.0 million revolving credit facility with a syndicate of banks. This facility allows us to choose from various floating rate interest options and is scheduled to expire on October 31, 2000. We also maintain a separate $8.3 million Canadian revolving credit agreement held by ACRI which is scheduled to expire on October 31, 2000. During 1999, we added another revolving credit agreement with a capacity of $50.0 million that expires June 30, 2000 to augment our existing loan facilities. We expect to either extend or replace these revolving credit facilities prior to expiration. At December 31, 1999, our aggregate unused borrowing and letter of credit availability under our loan facilities was $55.0 million.

     In March 1999, we paid $21.8 million of disputed switching charges and related interest in connection with a 1996 arbitration ruling. The amount was funded from our existing credit facilities. See Note 16 to the consolidated financial statements included in Item 8.

     Our liquidity to date has been significantly enhanced because we have not been required to pay current income taxes (other than the Alternative Minimum
Tax) as a result of temporary differences in the recognition of certain revenues and expenses for financial and income tax purposes. We have recorded a deferred liability for the temporary differences on our consolidated balance sheets. At December 31, 1999, we had $16.8 million of net operating loss carryforwards ("NOLs") for income tax reporting purposes, which will begin to expire in 2011. We expect to be able to fully utilize these NOLs to offset future tax liabilities.

     Our financing arrangements limit our ability to pay dividends on our capital stock, incur additional indebtedness, create liens on our assets, repurchase shares of capital stock and make certain loans, investments or guarantees. EWS's and ATN's borrowing arrangements contain provisions that substantially restrict their ability to transfer funds to us in the form of cash dividends, loans or advances. Tranz Rail's net assets are not similarly restricted.

     Capital expenditures totaled $108.0 million in 1999, a decrease of $16.1 million versus 1998. The decrease in capital expenditures in 1999 over 1998 consists of a $6.7 million decrease in roadway and structure improvements and a $9.4 million decrease in expenditures for equipment. The decrease in roadway and structures relates primarily to a reduction in the number of ties installed and the corresponding reduction of ballast applied. The decrease in equipment expenditures reflects a reduction in the acquisition of freight cars and locomotives compared to 1998.

     The following table sets forth our capital expenditures for the periods indicated:

                                                CAPITAL EXPENDITURES

                                                                    YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------
                                                     1999        1998        1997          1996         1995
                                                   --------    --------    --------      --------     --------
                                                                         (IN THOUSANDS)
Roadway and structures (1) ....................    $ 96,382    $103,086    $ 88,159      $ 56,304     $ 49,416
Locomotive, railcar and other
    transportation equipment ..................      11,623      21,014      23,696        12,454       23,098
                                                   --------    --------    --------      --------     --------
Total (2) .....................................    $108,005    $124,100    $111,855      $ 68,758     $ 72,514
                                                   ========    ========    ========      ========     ========

(1)  Includes communications and signals, bridges and other improvements.
(2) Excludes $92.5 million and $19.4 million in 1997 and 1995, respectively, expended to acquire additional rail lines and pay related transaction costs.

     The following table presents a summary of our improvements for roadway and structures for the periods indicated:

                                         ROADWAY AND STRUCTURE IMPROVEMENTS

                                                                   YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------
                                                    1999        1998      1997   1996(1)    1995(1)
                                                  -------     -------    ------  -------    -------
Track miles surfaced (2)......................      1,219       1,070     1,090     949        884
Track miles of rail installed.................        131         102       104      51         45
Tons of ballast applied (in thousands)........        445         564       519     417        369
Ties installed (in thousands).................        282         434       505     280        236

------------------
(1) A portion of the roadway and structure improvements in 1996 and 1995 was funded by Metra.
(2) Surfacing is the process by which track is aligned and cross-leveled in conjunction with the application of ballast and the installation of ties.

     We believe that our cash flow from operations, together with available amounts under our revolving credit facilities, will allow us to meet our liquidity and capital expenditure requirements, including our recently announced stock repurchase program as discussed under Item 1. "Business - Developments Since January 1, 1999".

INFLATION

     We have experienced moderately adverse effects of inflation through increases in labor costs, fringe benefit costs, payroll taxes, equipment costs, prices of materials and other purchased items and services. Our transportation contracts typically include escalation clauses that increase our revenues based on various measures of inflation. Overall, however, freight rates have not kept up with inflation and also have been held down and at times reduced by competitive market pressures. The impact of inflation on future performance cannot be discerned due to factors beyond our control, such as government policy, world-wide economic conditions and competition.

YEAR 2000

     In 1997 we began to assess and modify our computer systems so that they could process transactions involving the Year 2000 ("Y2K") and beyond. The program encompassed our entire Company and all aspects of Y2K compliance including our railroad operating systems, financial and administrative systems, electronic interchange, vendor supplied and embedded systems, review of major suppliers and major customers' Y2K status and development of contingency plans and year end support plans. All phases of the program were completed by the end of 1999.

     We did not experience any significant malfunctions or errors in our computer systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our ongoing business as a result of the Y2K issue. We are not aware of any significant Y2K issues or problems that may have arisen for our major suppliers and customers. Costs to modify our computer systems and related contingency planning totaled approximately $2.2 million.

     Our international affiliates undertook similar programs to prepare for potential Y2K issues. To date, our international affiliates have not experienced any major system failures or other adverse consequences due to Y2K noncompliance. Costs to modify computer systems totaled approximately $7.2 million at EWS and approximately $11.2 million at Tranz Rail.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivatives and for hedging activities. As issued, SFAS No.133 was effective for all fiscal years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued effectively deferring the date or required adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. We are studying the statement to determine its effect on our consolidated financial position or results of operations, if any. We will adopt SFAS No.133, as required, in fiscal year 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of business, we utilize various financial instruments which inherently have some degree of market risk. The quantitative and qualitative information presented below describe significant aspects of our financial instrument programs which have material market risk.

     Interest Rate Sensitivity. We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include fixed and floating rate debt used to maintain liquidity and fund our business operations. The nature and amount of long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. We are not currently a party to any interest rate risk management transactions. The table below presents principal cash flows and related weighted average interest rates by contractual maturity dates of debt instruments as of December 31, 1999.

                      FIXED RATE DEBT        VARIABLE RATE DEBT                       TOTAL DEBT
                   --------------------    ----------------------   INTEREST      -------------------
                                AVERAGE                 AVERAGE       FREE                    AVERAGE
                               INTEREST                INTEREST       DEBT                    INTEREST
   MATURITY          AMOUNT      RATE        AMOUNT       RATE        AMOUNT        AMOUNT      RATE
   --------        -----------  -------    -----------  ---------     ------      -----------  ------
                                                (IN THOUSANDS)
   2000            $        --             $   177,809     6.5%       $2,471    $   180,280     6.4%
   2001                     --                      --                 2,416          2,416     0.0%
   2002                     --                      --                 2,350          2,350     0.0%
   2003                     --                      --                 1,866          1,866     0.0%
   2004                     --                      --                 1,348          1,348     0.0%
   Thereafter          150,000   6.6%               --                 4,873        154,873     6.4%
                   -----------             -----------             ---------    -----------
   Total           $   150,000   6.6%     $    177,809     6.5%    $  15,324    $   343,133     6.3%
                   ===========            ============             =========    ===========
   Fair Value      $   136,636            $    177,809             $  11,676    $   326,121
                   ===========            ============             =========    ===========

     Commodity Price Sensitivity. We have a program to hedge against fluctuations in the price of our diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities, and various commodity swap and collar transactions which are accounted for as hedges. Based on historical information, we believe there is a significant correlation between the market prices of diesel fuel and #2 heating oil, and our swap and collar transactions are typically based on the delivery price of #2 heating oil. Our contracts require us to purchase a defined quantity at a defined price. Such transactions are generally settled in cash with the counter party. As of December 31, 1999, we had hedge arrangements covering approximately 39% of our expected fuel consumption for the first half of 2000 and approximately 40% of our expected fuel consumption for the second half of 2000. As of December 31, 1999, 12.0 million notional gallons were included in diesel fuel swaps and collar arrangements at weighted average contract prices ranging from $.3975 to $.5025 per gallon. This price does not include taxes, transportation costs, additives and certain other fuel handling costs. As of December 31, 1999, the unrealized gain on these hedges was $2.7 million. Gains and losses from hedge transactions are deferred and matched to specific fuel purchases. At December 31, 1999, we also maintained fuel inventories used in normal operations which were not material to our overall financial position and therefore represent no significant market exposure.

     Our North American operating subsidiaries and our international affiliates consume significant quantities of diesel fuel, which has in recent months risen in price to a near historically high level. This price increase is largely due to a cutback in production by oil producing nations. Although we believe that diesel fuel prices will return to more reasonable levels, no guarantee can be made that this will happen or when it will happen. Also we cannot be assured that we will be able to pass this diesel fuel price increase on to our customers.

     Investment in Affiliates. The value in U.S. dollars of our investment in companies outside the United States and of our equity in the earnings of those companies fluctuates from time to time as the value in U.S. dollars of the currencies of those countries fluctuates. We do not hedge this exposure. We have entered into zero cost collar arrangements to hedge a portion of our foreign currency exposure on future management fees from EWS which are payable in pounds sterling. The collars have put strike prices ranging from $1.5500 to $1.6000 and call strike prices ranging from $1.6520 to $1.6935 with a notional amount of (pound)1.95 million as of December 31, 1999. As of December 31, 1999, there was no unrealized gain or loss on these collar arrangements.

     We do not purchase or hold derivative financial instruments for trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

INDEPENDENT AUDITORS' REPORT ............................................     27

FINANCIAL STATEMENTS

  Consolidated Balance Sheets ...........................................  28-29
  Consolidated Statements of Income .....................................     30
  Consolidated Statements of Changes in Stockholders' Equity ............     31
  Consolidated Statements of Cash Flows .................................     32
  Notes to Consolidated Financial Statements ............................  33-46

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Wisconsin Central Transportation Corporation:

We have audited the consolidated balance sheets of Wisconsin Central Transportation Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Central Transportation Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                    KPMG LLP

Chicago, Illinois
February 1, 2000

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS
                                                                    DECEMBER 31,
                                                             --------------------------
                                                                1999           1998
                                                             -----------    -----------
CURRENT ASSETS:
    Cash and cash equivalents                                $     1,543    $     2,972
    Receivables, net of allowance for doubtful accounts of
      $2,196 and $1,847 at December 31, 1999 and 1998             88,035         78,525
    Materials and supplies                                        23,320         23,610
    Deferred income taxes                                          1,425          1,295
    Other current assets                                           3,284          1,418
                                                             -----------    -----------
      Total current assets                                       117,607        107,820

INVESTMENTS IN INTERNATIONAL AFFILIATES                          223,046        173,750

PROPERTIES:

    Roadway and structures                                       799,947        706,995
    Equipment                                                    130,231        118,990
                                                             -----------    -----------
      Total properties                                           930,178        825,985
    Less accumulated depreciation                               (114,182)       (94,850)
                                                             -----------    -----------
      Net properties                                             815,996        731,135

OTHER ASSETS, PRINCIPALLY DEFERRED FINANCING COSTS                 2,854          3,335
                                                             -----------    -----------

      Total assets                                           $ 1,159,503    $ 1,016,040
                                                             ===========    ===========

       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         DECEMBER 31,
                                                                                -----------------------------
                                                                                    1999              1998
                                                                                ------------      -----------
CURRENT LIABILITIES:
    Short-term debt and current maturities of long-term debt ................   $   180,280       $     2,118
    Accounts payable ........................................................        47,239            46,116
    Accrued expenses ........................................................        88,397            87,404
    Accrued disputed switching charges and associated interest ..............            --            21,797
    Income taxes payable ....................................................           877             4,219
    Interest payable ........................................................         2,943             2,560
                                                                                -----------       -----------
      Total current liabilities .............................................       319,736           164,214

LONG-TERM DEBT ..............................................................       162,853           271,681

OTHER LIABILITIES ...........................................................        10,271             4,722

DEFERRED INCOME TAXES .......................................................       147,663           121,116

DEFERRED INCOME .............................................................         9,060            10,313
                                                                                -----------       -----------

      Total liabilities .....................................................       649,583           572,046

STOCKHOLDERS' EQUITY:

    Preferred stock, par value $1.00; authorized
      1,000,000 shares; none issued or outstanding ..........................            --                --
    Common stock, par value $.01; authorized 150,000,000
      shares; issued and outstanding, 51,250,231 shares
      and 51,142,644 shares in 1999 and 1998, respectively ..................           513               511
    Paid in capital .........................................................       116,505           114,833
    Retained earnings .......................................................       396,798           329,941
    Accumulated other comprehensive income ..................................        (3,896)           (1,291)
                                                                                -----------       -----------
      Total stockholders' equity ............................................       509,920           443,994
                                                                                -----------       -----------

      Total liabilities and stockholders' equity ............................   $ 1,159,503       $ 1,016,040
                                                                                ===========       ===========

        The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF INCOME

                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------
                                                                        1999            1998             1997
                                                                     -----------     -----------     -----------
REVENUES:
    Freight.....................................................     $   311,192     $   307,259     $   309,031
    Other.......................................................          51,552          36,803          24,479
                                                                     -----------     -----------     -----------
      Operating revenues........................................         362,744         344,062         333,510

EXPENSES:
    Roadway and structures......................................          53,286          50,116          46,310
    Equipment...................................................          65,042          60,821          67,499
    Transportation..............................................         112,045         105,736         107,420
    General and administrative..................................          38,419          35,650          34,602
    Non-recurring personnel reorganization costs................           3,874              --              --
                                                                     -----------     -----------     -----------
      Operating expenses........................................         272,666         252,323         255,831
                                                                     -----------     -----------     -----------

INCOME FROM OPERATIONS..........................................          90,078          91,739          77,679

OTHER INCOME (EXPENSE):
   Sale of rights under transportation agreement................              --           5,445              --
    Interest expense............................................         (17,830)        (17,169)        (14,663)
    Other income................................................           1,246           1,317           1,234
                                                                     -----------     -----------     -----------
      Total other income (expense), net.........................         (16,584)        (10,407)        (13,429)
                                                                     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME
    OF INTERNATIONAL AFFILIATES.................................          73,494          81,332          64,250
Provision for income taxes......................................          29,103          32,205          25,442
                                                                     -----------     -----------     -----------

INCOME BEFORE EQUITY IN NET INCOME OF INTERNATIONAL
    AFFILIATES..................................................          44,391          49,127          38,808
Equity in net income of international affiliates................          22,466          27,167          38,618
                                                                     -----------     -----------     -----------
NET INCOME......................................................     $    66,857     $    76,294     $    77,426
                                                                     ===========     ===========     ===========


COMMON SHARES OUTSTANDING:
   Weighted average common shares...............................          51,196          51,079          50,913
   Dilutive effect of common stock options......................             106             242             510
                                                                     -----------     -----------     -----------
   Weighted average diluted shares..............................          51,302          51,321          51,423
                                                                     ===========     ===========     ===========

BASIC EARNINGS PER SHARE........................................     $      1.31     $      1.49     $      1.52
                                                                     ===========     ===========     ===========

DILUTED EARNINGS PER SHARE......................................     $      1.30     $      1.49     $      1.51
                                                                     ===========     ===========     ===========


          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                 COMMON STOCK                COMPRE-                 COMPRE-
                                               ----------------   PAID IN    HENSIVE    RETAINED     HENSIVE
                                               SHARES    AMOUNT   CAPITAL     INCOME    EARNINGS      INCOME      Total
                                               ------   -------   --------   --------   --------   -----------   --------
BALANCE AT DECEMBER 31, 1996 ...............   50,779   $   508   $108,405              $176,221    $ 14,012     $299,146

   Comprehensive income.....................
      Net income ...........................       --        --         --   $ 77,426     77,426          --       77,426
      Other comprehensive income:
         Currency translation adjustments...       --        --         --    (10,976)        --     (10,976)     (10,976)
                                                                             --------
   Comprehensive income ....................                                 $ 66,450
                                                                             ========

   Common stock issued:
      Employee Stock Purchase Plans ........       71         1      1,950                    --          --        1,951
      Stock option plans ...................      161         1      2,137                    --          --        2,138
                                               ------   -------   --------              --------    --------     ---------

BALANCE AT DECEMBER 31, 1997 ...............   51,011       510    112,492               253,647       3,036      369,685

   Comprehensive income
       Net income ..........................       --        --         --   $ 76,294     76,294          --       76,294
       Other comprehensive income:
           Currency translation adjustments        --        --         --     (4,327)        --      (4,327)      (4,327)
                                                                             --------
   Comprehensive income ....................                                 $ 71,967
                                                                             ========
   Common stock issued:
      Employee Stock Purchase Plans ........       98         1      1,892                    --          --        1,893
   Stock option plans ......................       34                  449                    --          --          449
                                               ------   -------   --------              --------   ---------     --------
BALANCE AT DECEMBER 31, 1998 ...............   51,143       511    114,833               329,941      (1,291)     443,994

Comprehensive income
      Net income ...........................       --        --         --   $ 66,857     66,857          --       66,857
      Other comprehensive income:
        Currency translation adjustments ...       --        --         --     (2,605)        --      (2,605)      (2,605)
                                                                             --------
   Comprehensive income ....................                                 $ 64,252
                                                                             ========

   Common stock issued:
      Employee Stock Purchase Plans ........       91         2      1,464                    --          --        1,466
      Stock option plans ...................       16        --        208                    --          --          208
                                               ------   -------   --------              --------    --------     --------
BALANCE AT DECEMBER 31, 1999 ...............   51,250   $   513   $116,505              $396,798    $ (3,896)    $509,920
                                               ======   =======   ========              ========    ========     ========


        The accompanying notes to consolidated financial statements are an integral part of these financial statements.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------------------
                                                                                         1999            1998             1997
                                                                                      ----------      ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .................................................................     $  66,857        $  76,294        $  77,426
    Reconciliation of net income to net cash
       provided by operating activities:
       Depreciation and amortization ...........................................        23,353           20,609           18,296
       Deferred income taxes ...................................................        26,417           23,872           24,180
       Equity in net income of international affiliates ........................       (22,466)         (27,167)         (38,618)
       Gains on property sales .................................................          (221)            (592)            (682)
       Amortization of deferred gains on sale-leaseback
          of equipment .........................................................        (1,253)          (1,122)          (1,121)
       Changes in working capital:
          Accounts receivable ..................................................        (9,510)           1,197            1,821
          Materials and supplies ...............................................           290           (3,050)          (3,030)
          Other current assets, excluding
              deferred income taxes ............................................        (1,866)           1,965              815
          Accrued disputed switching charges and
              associated interest ..............................................       (21,797)           1,186              923
          Other current liabilities, excluding debt ............................          (843)          11,462            9,653
       Other liabilities .......................................................         5,549               58              636
                                                                                     ---------        ---------        ---------
Net cash provided by operating activities ......................................        64,510          104,712           90,299
                                                                                     ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions .........................................................      (108,005)        (124,100)        (111,855)
    Property acquisitions ......................................................            --               --          (92,458)
    Property sales and other transactions ......................................         1,150            4,432            3,377
    Investments in international affiliates ....................................       (32,248)              --          (13,569)
    Dividend from affiliate ....................................................         2,156            2,224            3,374
    Proceeds from sale-leaseback ...............................................            --           19,000               --
                                                                                     ---------        ---------        ---------
Net cash used for investing activities .........................................      (136,947)         (98,444)        (211,131)
                                                                                     ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of debt securities ......................................            --          150,000               --
    Repayments of debt .........................................................            --         (156,971)              --
    Other debt issued ..........................................................        69,334               --          115,736
    Debt issuance costs ........................................................            --           (3,297)              --
    Issuance of common stock, net ..............................................         1,674            2,342            4,089
                                                                                     ---------        ---------        ---------
Net cash provided by (used for) financing activities ...........................        71,008           (7,926)         119,825
                                                                                     ---------        ---------        ---------

Net decrease in cash and cash equivalents ......................................        (1,429)          (1,658)          (1,007)
Cash and cash equivalents, beginning of year ...................................         2,972            4,630            5,637
                                                                                     ---------        ---------        ---------
Cash and cash equivalents, end of year .........................................     $   1,543        $   2,972        $   4,630
                                                                                     =========        =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION: Cash paid during the year for:
       Interest ................................................................     $  18,376        $  15,955        $  13,685
       Income taxes ............................................................         6,028            1,900              564

       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 (1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       NATURE OF BUSINESS

       Wisconsin Central Transportation Corporation ("WCTC") operates approximately 2,855 route miles of railway serving Wisconsin, Illinois, Minnesota, Michigan's Upper Peninsula and Ontario through its principal operating subsidiaries, Wisconsin Central Ltd. ("WCL"), Fox Valley & Western Ltd. ("FV&W"), Sault Ste. Marie Bridge Company ("SSM") and Algoma Central Railway Inc. ("ACRI"). WCTC, through its Wisconsin Central International, Inc. ("WCI") subsidiary, also holds a 24% equity interest in Tranz Rail Holdings Limited ("Tranz Rail"), which provides transportation services in New Zealand, a 39% equity interest in English Welsh and Scottish Railway Holdings Limited ("EWS"), which provides transportation services in Great Britain, and a 33% equity interest in Australian Transport Network Limited ("ATN") which provides transportation services in Australia.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements presented herein include the results of operations of WCTC and its wholly-owned subsidiaries. WCTC and its subsidiaries are referred to herein as the Company. All intercompany balances and transactions have been eliminated in consolidation.

       CASH AND CASH EQUIVALENTS

       Cash equivalents consist of investments in money market instruments with original maturities of less than 30 days and are stated at cost which equals redemption value. Checks that have been issued but have not cleared the bank are included in accounts payable.

       MATERIALS AND SUPPLIES

       Materials and supplies consist mainly of fuel oil and items for improvement and maintenance of roadway, structures and equipment, and are stated at the lower of cost or market utilizing average costs. As of December 31, 1999, the Company had entered into hedging positions for approximately 39% and 40% of its expected North American fuel consumption for the first half of 2000 and the second half of 2000, respectively. Gains and losses on such transactions are deferred and matched to specific fuel purchases.

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

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

PROPERTIES

Properties are recorded at cost. Depreciation is principally computed using composite group straight- line rates. Average depreciable lives utilized by the Company are summarized as follows:

         ASSET CLASS                                                   YEARS

         Roadway properties..........................................   41
         Bridges.....................................................   52
         Signals and communication systems...........................   28
         Locomotives and freight cars................................   36

       Additions and improvements to track structures are capitalized. Repair and maintenance costs are charged to expense. When roadway property other than land is sold, the costs of the assets less the sales proceeds are charged to accumulated depreciation. Gains or losses resulting from sales of land not required for railroad operations are included in "other income" in the consolidated statements of income. Overhead costs related to track additions and improvements are also capitalized. During 1999, 1998 and 1997, approximately $1.3 million, $1.2 million, and $1.0 million, respectively, of interest was capitalized on construction-in-progress.

       ENVIRONMENTAL REMEDIATION LIABILITIES

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

       RECLASSIFICATIONS

       Certain amounts in the prior year financial statements have been reclassified to conform with the 1999 presentation.

(2)    INTERNATIONAL AFFILIATES

       The Company's international business is conducted through affiliates located in the United Kingdom, New Zealand and Australia.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       INVESTMENTS IN INTERNATIONAL AFFILIATES

       The Company's investments in its international affiliates are summarized as follows:

                                                                                            DECEMBER 31,
                                                                                     --------------------------
                                                                                        1999            1998
                                                                                     -----------    -----------
                                                                                           (in thousands)
       EWS......................................................................     $   174,936    $   132,732
       Tranz Rail...............................................................          42,106         35,849
       ATN......................................................................           6,004          5,169
                                                                                     -----------    -----------
       Total....................................................................     $   223,046    $   173,750
                                                                                     ===========    ===========

       EQUITY IN NET INCOME OF INTERNATIONAL AFFILIATES

       The Company's equity in net income of its international affiliates is summarized below. The Company's investment in ATN was made in November 1997.

                                                                    YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------
                                                           1999                1998           1997
                                                         --------            --------       --------
                                                                          (in thousands)
EWS ..............................................       $ 13,624            $ 21,664       $ 29,881
Tranz Rail .......................................          8,928               4,851          8,707
ATN ..............................................            (86)                652             30
                                                         --------            --------       --------
Total ............................................       $ 22,466            $ 27,167       $ 38,618
                                                         ========            ========       ========

       ENGLISH WELSH & SCOTTISH RAILWAY HOLDINGS LIMITED

       The Company currently owns approximately 39% of EWS which provides most of the rail freight services in Great Britain, operates freight trains through the English Channel tunnel and carries mail for the Royal Mail. The EWS businesses were acquired from British Rail in privatization transactions during the period from late 1995 to late 1997, with the acquisition of the principal rail freight business occurring in February 1996. During 1999, the Company increased its ownership interest in EWS from approximately 33% to approximately 39% through private purchases with a total price of $31.6 million. The Company has made approximately $85.0 million of cash investments in EWS.

       The Company has been granted options to acquire additional shares in EWS to compensate it for its leadership of the consortium. In addition, EWS has issued options to certain of its officers and directors, and warrants to the investment banking firm that facilitated the acquisition of EWS. Assuming that all options and warrants are exercised, the Company's equity interest in EWS will be approximately 38%.

       The Company is party to a management services agreement with EWS under which the Company provides management services to EWS, including principally making available the services of certain Company executives for full-time employment by EWS, training of EWS personnel by the Company and making available the expertise and consulting services of other Company executives. Amounts earned by the Company from EWS for services under the management services agreement (not including the services of Company executives who are paid directly by EWS) were $2.0 million, $2.3 million and $2.2 million in 1999, 1998 and 1997, respectively. The management services agreement is subject to renewal on an annual basis.

       Four of the directors of the Company are directors and hold shares and options of EWS.

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       TRANZ RAIL HOLDINGS LIMITED

       The Company currently owns approximately 24% of Tranz Rail, which operates a 2,400 route mile freight and passenger rail business, an interisland ferry business and a trucking business in New Zealand. The Company has made approximately $22.2 million of cash investments in Tranz Rail, and has received approximately $28.8 million in proceeds from a return of capital and dividends through December 31, 1999.

       The Company is party to a management services agreement with Tranz Rail under which the Company provides management services to Tranz Rail, including principally making available the services of certain Company executives for full time employment by Tranz Rail, training of Tranz Rail personnel by the Company and making available the expertise and consulting services of other Company executives. Amounts earned by the Company from Tranz Rail for services under the management services agreement (not including the services of Company executives who are paid directly by Tranz Rail) were $0.5 million, $0.7 million, and $1.1 million in 1999, 1998, and 1997, respectively. The management services agreement is subject to renewal on an annual basis.

       Five of the directors of the Company are directors and hold shares and options of Tranz Rail.

       AUSTRALIAN TRANSPORT NETWORK LIMITED

       A consortium of investors, including WCI, Tranz Rail, Berkshire Partners LLC ("Berkshire"), an American private equity firm, and Fay Richwhite, a New Zealand investment firm, formed ATN and acquired the government-owned rail business in late 1997 and a private-industry railroad in 1998 in Tasmania, an island state of Australia. WCI owns approximately 33% and Tranz Rail owns approximately 27% of ATN, which provides all the commercial rail freight service in Tasmania over its 555 route mile rail system. WCI's equity investment in ATN approximated $5.8 million.

       In connection with the establishment of ATN and subsequent capital contributions by its shareholders, Berkshire and Fay Richwhite each granted the Company options to purchase an additional 1.21% of the shares of ATN at any time during a five year period ending November 14, 2002. The options initially had an exercise price equal to 104% of the price all shareholders initially paid for their shares of ATN; that price increases by approximately 3.5% at each anniversary of the funding of ATN.

       Four of the directors of the Company are directors of ATN.

       PARTICIPATION OF BERKSHIRE PARTNERS

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

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       SUMMARY FINANCIAL INFORMATION

       The combined results of operations and financial position of the Company's international affiliates are summarized below (ATN is included from November 14, 1997):

       Combined Condensed Balance Sheet Information:
                                                                                            DECEMBER 31,
                                                                                   -----------------------------
                                                                                       1999              1998
                                                                                   ------------     ------------
                                                                                           (in thousands)
       Current assets...........................................................   $    302,976     $    471,672
       Total assets.............................................................      1,724,370        1,774,420
       Current liabilities......................................................        295,344          417,652
       Total liabilities........................................................      1,036,605        1,125,760
       Total equity.............................................................        687,765          648,660


       Combined Condensed Income Statement Information:

                                                                     YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                               1999          1998               1997
                                                            ----------    -----------        -----------
                                                                        (in thousands)
Operating revenues ...................................      $1,159,968     $1,225,642         $1,239,252
Operating income .....................................          73,250        132,659            187,311
Net income ...........................................          73,076         88,439            128,482

     The borrowing arrangements of EWS and ATN each contain provisions which substantially restrict their ability to transfer funds to the Company in the form of cash dividends, loans and advances. Tranz Rail's net assets are not similarly restricted.

     The Company's retained earnings included undistributed earnings of international affiliates of $134.9 million and $114.6 million at December 31, 1999 and 1998, respectively.

     OTHER INFORMATION

     The Company filed a Form 10-K/A (an amendment to Form 10-K) with the Securities and Exchange Commission ("SEC") containing EWS's financial statements for each of its fiscal years ended March 31, 1997, 1998, 1999, and expects to file a Form 10-K/A for EWS's fiscal year ending March 31, 2000. The Form 10-K/A is filed within six months after EWS's fiscal year end.

     Tranz Rail is subject to the reporting requirements of the Securities Exchange Act of 1934 applicable to a foreign private issuer, and accordingly, files reports and other information with the SEC.

(3)  ACQUISITIONS

     DUCK CREEK NORTH LINES

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

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 (4)   ACCRUED EXPENSES

       Major components of accrued expenses include:
                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                           1999            1998
                                                                                        ----------      ----------
                                                                                              (in thousands)
       Interline liabilities on forwarded and received traffic......................    $   22,726      $   23,297
       Equipment costs..............................................................        16,584          15,389
       Casualty and environmental liabilities.......................................        13,702          12,832
       Other accrued expenses.......................................................        35,385          35,886
                                                                                        ----------      ----------
       Total accrued expenses.......................................................    $   88,397      $   87,404
                                                                                        ==========      ==========

(5)    OTHER REVENUES

       Other revenues consist of the following:

                                                                    YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                              1999            1998          1997
                                                             -------         -------      -------
                                                                            (in thousands)
Haulage .................................................    $29,821         $12,823      $   896
Passenger ...............................................      5,508           5,194        4,909
Demurrage ...............................................      3,329           4,059        4,263
Switching ...............................................      3,732           3,534        3,247
Management fees .........................................      2,532           2,982        3,310
Other ...................................................      6,630           8,211        7,854
                                                             -------         -------      -------
Total other revenues ....................................    $51,552         $36,803      $24,479
                                                             =======         =======      =======

(6)    LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                                     DECEMBER 31,
                                                                                ---------------------
                                                                                 1999          1998
                                                                                --------     --------
                                                                                      (in thousands)
Public debt securities .....................................................    $150,000     $150,000
WCTC revolving credit agreement ............................................          --      107,000
Other ......................................................................      12,853       14,681
                                                                                --------     --------
Total long-term debt .......................................................    $162,853     $271,681
                                                                                ========     ========

       In January 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission registering $250 million of debt securities for potential issuance to the public. In April 1998, the Company sold $150 million of these debt securities in a public offering. The net proceeds from the sale were used to repay outstanding borrowings under the Company's bank revolving credit facility. The debt securities mature on April 15, 2008 and bear interest at 6.625% and yield 6.676%. In conjunction with the sale of these securities, the Company incurred $3.3 million in debt issuance costs that are being amortized to interest expense over the life of the debt.

       Other long-term debt consists of government-financed interest free loans supporting railroad infrastructure improvements that promote economic development in the jurisdictions served by such government entities.

       The Company maintains an unsecured revolving credit facility (the "Revolver") with a syndicate of banks with a capacity of $175.0 million, which allows the Company to choose various floating rate options.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The Revolver is scheduled to expire on October 31, 2000 and outstanding borrowings totaling $169.5 million are classified as short-term at December 31, 1999. The Company pays commitment fees on the unused amount of the Revolver and a facility fee based on the Revolver's total capacity. Such fees vary based on the Company's credit rating and leverage ratio. Principal reductions are not required under the Revolver prior to its expiration date. The effective interest rate on outstanding borrowings under the Revolver at December 31, 1999 was 6.6%. The Company also maintains a separate Canadian revolving credit agreement held by ACRI (the "ACRI Revolver"). The ACRI Revolver has a capacity of $8.3 million with terms, covenants and margins similar to the WCTC Revolver. The ACRI Revolver is scheduled to expire on October 31, 2000 and outstanding borrowings totaling $8.3 million are classified as short-term at December 31, 1999. During 1999, the Company added another revolving credit agreement with a capacity of $50 million that expires June 30, 2000 to augment its existing loan facilities. No amounts were outstanding under this agreement at December 31, 1999. The Company's aggregate unused borrowing availability under its loan facilities was $55.0 million at December 31, 1999, after giving effect to outstanding borrowings and the letter of credit described below.

       In 1999 the Company entered into a guaranty of 33% of ATN's total credit facility of AUD8.5 million.

       The Company obtained a $0.5 million letter of credit in connection with a bid submission for a concession agreement with the Government of Jordan to operate the assets of a railway company in that country.

       Maturities of debt at December 31, 1999 for each of the years 2000 through 2004 and thereafter were as follows:

          YEAR                                                         AMOUNT
          ----                                                     -----------
                                                                 (in thousands)
         2000....................................................  $   180,280
         2001....................................................        2,416
         2002....................................................        2,350
         2003....................................................        1,866
         2004....................................................        1,348
         Thereafter.............................................       154,873
                                                                   -----------
         Total...................................................  $   343,133
                                                                   ===========

       The financing arrangements of the Company limit its ability to pay dividends on its capital stock, incur additional indebtedness, create liens on its assets, repurchase shares of its capital stock, and make certain loans, investments or guarantees.

(7)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts of cash and cash equivalents, other current assets, short-term variable rate debt and other current liabilities approximate fair value. The Company estimates the fair value of its long-term, fixed rated debt based on quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities. The fair value of the Company's long-term, fixed rate debt at December 31, 1999 was $146.0 million as compared to a carrying amount of $162.9 million. The unrealized gain on the Company's fuel hedging positions at December 31, 1999 was $2.7 million.

(8)    SALE-LEASEBACK TRANSACTIONS

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

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The following table indicates the future amortization of deferred gains on sale-leaseback transactions:

        YEAR                                                        AMOUNT
        ----                                                       ---------
                                                                (in thousands)

        2000.................................................      $   1,255
        2001.................................................          1,255
        2002.................................................          1,141
        2003.................................................          1,020
        2004.................................................          1,020
        Thereafter...........................................          3,369
                                                                   ---------
        Total................................................      $   9,060
                                                                   =========


(9)    LEASES

       Total operating lease expense (predominantly relating to equipment) amounted to $34.5 million, $30.5 million, and $29.3 million in 1999, 1998, and 1997, respectively.

       Minimum future lease payments under operating leases that have remaining non-cancelable lease terms in excess of one year are as follows:

        YEAR                                                         AMOUNT
        ----                                                       -----------
                                                                (in thousands)

        2000................................................       $  31,398
        2001................................................          29,724
        2002................................................          28,771
        2003................................................          27,072
        2004................................................          23,094
        Thereafter..........................................         141,664
                                                                   ---------
        Total...............................................       $ 281,723
                                                                   =========

 (10)  BENEFIT PLANS

       PROFIT-BASED INCENTIVE PLANS

       The Company has profit-based incentive plans for all full-time employees. Amounts accrued under these plans were based primarily upon meeting or exceeding targeted operating results set at the beginning of the plan year. During 1999, 1998 and 1997, $4.5 million, $10.4 million and $3.4 million, respectively, were accrued under provisions of these incentive plans.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       STOCK OPTION PLANS

       The Company has four stock option plans under which certain key management employees and members of the Company's Board of Directors may be granted options to purchase shares of the Company's common stock. Options may have a duration of up to 10 years and have an exercise price not less than the fair market value of the common stock at the time of the grant. A summary of activity in the Company's stock option plans as of December 31, 1999 is presented below:

                                                                                       AVERAGE     NUMBER
                                                                                       OPTION        OF
                                                                                       PRICE       SHARES
                                                                                     ----------  ------------
       Options outstanding at December 31, 1996..................................    $  16.30      1,089,700
           Granted in 1997.......................................................       33.89         74,000
           Exercised in 1997.....................................................       13.47       (163,195)
                                                                                                 -----------
       Options outstanding at December 31, 1997..................................       18.06      1,000,505
           Granted in 1998.......................................................       21.22         97,000
           Exercised in 1998.....................................................       13.42        (33,936)
                                                                                                 -----------
       Options outstanding at December 31, 1998..................................       18.50      1,063,569
           Granted in 1999.......................................................       16.87      1,006,400
           Exercised in 1999.....................................................       14.46        (23,100)
           Canceled/forfeited in 1999............................................       20.22       (181,400)
                                                                                                 -----------
       Options outstanding at December 31, 1999..................................       17.50      1,865,469
                                                                                                 ===========
       Options available for grant at December 31, 1999..........................                  1,370,560
                                                                                                 ===========

       Total options exercised through December 31, 1999.........................    $   8.19      1,108,971
                                                                                                 ===========

       Of the options outstanding at December 31, 1999 under the Company's stock option plans, 1,734,969 were vested and fully exercisable, 118,000 will vest in 2000, and 12,500 will vest in 2001.

       Summarized information about the Company's stock options outstanding at December 31, 1999 is as follows:

                                                     WEIGHTED-
                                                     AVERAGE
                                                    REMAINING
    RANGE OF                      OPTIONS           CONTRACTUAL
  EXERCISE PRICE                OUTSTANDING        LIFE IN YEARS
  --------------                -----------        -------------

$ 12.00 - $ 17.63                 1,507,269             7.2
$ 20.31 - $ 24.50                   158,200             8.4
$ 29.67 - $ 36.50                   200,000             6.8

         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       EMPLOYEE STOCK PURCHASE PLANS

       In 1991, the Company adopted an Employee Stock Purchase Plan ("Purchase Plan"). Under the Purchase Plan, all eligible employees who elect to participate are granted an option to purchase, one year following the date of grant, a number of common stock shares not to exceed 7.5% of their annual base salary divided by the purchase price per share through payroll deductions over the course of the year following the date of grant. The purchase price per share under the Purchase Plan is the lesser of 85% of the market value of the common stock as of the grant date or 85% of the market value on the exercise date. In December 1995, the Company established a plan similar to the Purchase Plan for ACRI (collectively, the two plans are referred to as the "Purchase Plans"). Information regarding the Purchase Plans is summarized below:



                                                                                        AVERAGE        NUMBER
                                                                                       PURCHASE          OF
                                                                                         PRICE         SHARES
                                                                                      -----------    ------------
       Shares authorized for purchase............................................                      2,625,000
           Purchased through December 31, 1996...................................     $    6.09         (659,888)
           Purchased in 1997.....................................................         27.62          (70,650)
           Purchased in 1998.....................................................         19.34          (97,861)
           Purchased in 1999.....................................................         16.10          (90,991)
                                                                                                     -----------
           Total shares available to be purchased................................                      1,705,610
                                                                                                     ===========

       At December 31, 1999, participating employees have accumulated $0.7 million under the Purchase Plans through payroll deductions that can be used to purchase shares of common stock in 2000.

       STOCK-BASED COMPENSATION PRO FORMA INFORMATION

       Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") establishes financial accounting and reporting standards for stock-based compensation plans. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument, and gives entities a choice of recognizing related compensation expense by adopting the new fair value method or continuing to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APBO 25"). The Company has elected to continue to account for stock-based compensation using the method prescribed in APBO 25. Accordingly, no compensation cost has been recognized for the Company's stock-based employee compensation plans. Had compensation cost for the Company's stock-based employee compensation plans been recorded based on the fair value method prescribed by SFAS 123, the Company's net income and earnings per common share would have been reduced to the pro forma amounts indicated below:

                                                                               1999         1998         1997
                                                                            ----------   ----------    ---------
           Net income - as reported (in thousands).....................     $   66,857   $   76,294    $  77,426
           Net income - pro forma (in thousands).......................         63,013       75,528       76,663
           Diluted earnings per share - as reported....................           1.30         1.49         1.51
           Diluted earnings per share - pro forma......................           1.23         1.47         1.49

       For purposes of the above pro forma calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for various grants: expected volatility ranging from 33% to 35% for options granted in 1995 through 1997, and ranging from 35% to 41% for options granted in 1998 and 1999; risk-free interest rate ranging from 4.3% to 6.7% based upon the date of the option grant; and expected lives of four to six years.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       OTHER

       All U.S. employees of the Company are covered under the Railroad Retirement Act. All Canadian employees are covered under the government-sponsored Canadian Pension Plan and the ACRI Employee Retirement Savings Plan ("Savings Plan"). Under the Savings Plan, employees may elect to contribute up to 5% of their income on a pre-tax basis to the Savings Plan. The Company matches twice the amount contributed by each employee up to a maximum of 10%. In 1999, 1998 and 1997, such matching contributions by the Company amounted to $0.5 million, $0.6 million and $0.6 million, respectively.

(11)   INCOME TAXES

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

       No provision is made for U.S. income taxes applicable to undistributed earnings of ACRI and the foreign affiliates that are indefinitely reinvested in those entities. Undistributed earnings of ACRI and the foreign affiliates amounted to $137.3 million at December 31, 1999. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practicable to determine the amount of U.S. income taxes or foreign withholding taxes that would be payable upon the remittance of those earnings.

       The provision for income taxes consists of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                  --------------------------------------
                                                     1999           1998          1997
                                                  ----------    ----------     ---------
                                                               (in thousands)
       Current:
           Federal.............................   $    2,311    $    7,868     $   1,002
           State...............................          375           465           260
                                                  ----------    ----------     ---------
           Total current.......................        2,686         8,333         1,262
                                                  ----------    ----------     ---------

       Deferred:
           Federal.............................       23,781        21,479        21,756
           State...............................        2,636         2,393         2,424
                                                  ----------    ----------     ---------
           Total deferred......................       26,417        23,872        24,180
                                                  ----------    ----------     ---------
       Total...................................   $   29,103    $   32,205     $  25,442
                                                  ==========    ==========     =========

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Deferred income tax expense (benefits) are attributable to the following temporary differences and carryforwards:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------
                                                                             1999          1998           1997
                                                                          ----------    ----------     ----------
                                                                                      (in thousands)
       Depreciation and amortization...................................   $   27,800    $   23,841     $  28,045
       Sale-leaseback transactions.....................................          482           253           431
       Alternative minimum tax carryforwards...........................       (2,389)       (7,761)         (938)
       Net operating loss carryforwards................................        1,881         7,966        (4,736)
       Provisions for bad debts, casualties, claims
           and other expenses..........................................       (1,357)         (427)        1,378
                                                                          ----------    ----------     ---------
       Total...........................................................   $   26,417    $   23,872     $  24,180
                                                                          ==========    ==========     =========


       The tax effects of temporary differences that give rise to significant portions of the deferred tax (liabilities) assets are presented below:


                                                                                               DECEMBER 31,
                                                                                    ------------------------------
                                                                                       1999              1998
                                                                                    -------------    -------------
                                                                                          (in thousands)
       Deferred tax liabilities principally due to
           differences in depreciation on properties............................    $  (182,881)     $   (155,081)
       Deferred tax assets attributable to:
           Net operating loss carryforwards.....................................         10,084            11,965
           Alternative minimum tax credit carryforwards.........................         19,957            17,568
           Sale-leaseback transactions..........................................          4,212             4,694
           Accruals and allowances for bad debts, casualties,
                claims and other expenses.......................................          2,390             1,033
                                                                                    -----------      ------------
       Total deferred tax assets................................................         36,643            35,260
                                                                                    -----------      ------------
       Net deferred tax liability...............................................    $  (146,238)     $   (119,821)
                                                                                    ===========      ============

       The net deferred tax liability is classified in the consolidated balance sheets as follows:

                                                                                          DECEMBER 31,
                                                                                    -------------------------
                                                                                       1999              1998
                                                                                    -----------      --------
                                                                                          (in thousands)
       Noncurrent deferred tax liability...................................         $  (147,663)     $  (121,116)
       Current deferred tax asset..........................................               1,425            1,295
                                                                                    -----------      -----------
       Net deferred tax liability..........................................         $  (146,238)     $  (119,821)
                                                                                    ============     ===========

       The reconciliation of the statutory tax rate to the effective income tax rate is as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                1999          1998        1997
                                                                              --------      -------      -------
       Statutory rate..................................................           35.0%        35.0%        35.0%
       State income taxes, net of federal tax benefit..................            4.0          4.0          3.9
       Other...........................................................            0.6          0.6          0.7
                                                                              --------      -------      -------
       Effective rate..................................................           39.6%        39.6%        39.6%
                                                                              ========      =======      =======

       The Company had net operating loss carryforwards ("NOLs") at December 31, 1999 for income tax purposes totaling $16.8 million, which will begin to expire in 2011. The Company expects to be able to utilize these NOLs to offset future tax liabilities.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12)   RELATED PARTY TRANSACTIONS

       LEGAL SERVICES

       Oppenheimer Wolff & Donnelly ("OW&D") provides the Company with legal and other services in connection with various labor matters, litigation, regulatory issues, acquisition and corporate matters. The amounts paid OW&D by the Company for services during 1999, 1998 and 1997 were $1.0 million, $1.1 million and $1.0 million, respectively. A director and stockholder of WCTC was of counsel to OW&D during a portion of 1999 and all of 1998 and 1997.

       McLachlan, Rissman & Doll ("MR&D") provides the Company with legal and other services in connection with various corporate and acquisition and financing matters. The amounts paid MR&D by the Company for services during 1999, 1998 and 1997 were $828,000, $334,000 and $438,000, respectively. A member of MR&D is a director and stockholder of WCTC.

       OTHER

       Information regarding other related party transactions appears in Note 2
       - International Affiliates.

(13)   SIGNIFICANT CUSTOMERS

       In 1999 and 1998, one customer accounted for 12.0% and 12.4%, respectively, of the Company's gross freight revenues. In 1997 no single customer accounted for more than 10% of the Company's gross freight revenues.

(14)   OTHER INCOME

                                                                                     YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                1999         1998         1997
                                                                              --------      -------      -------
                                                                                        (in thousands)
       Rental income......................................................    $  1,517      $ 1,503      $ 1,442
       Gains on property sales............................................         221          592          682
       Financing and organization cost amortization.......................        (385)        (469)        (510)
       Other, net.........................................................        (107)        (309)        (380)
                                                                              --------      -------      -------
       Total..............................................................    $  1,246      $ 1,317      $ 1,234
                                                                              ========      =======      =======

(15) SALE OF RIGHTS UNDER TRANSPORTATION AGREEMENT

         In March 1998, the Company sold for $5.4 million its rights under a five-year transportation agreement that was scheduled to terminate in 1999. The amount, paid in two equal installments in March 1998 and March 1999, was recorded as non-operating income in the Company's consolidated statement of income for the year ended December 31, 1998.

(16) DISPUTED SWITCHING CHARGES

       On June 4, 1993, WCL was served with a complaint filed by the Baltimore & Ohio Chicago Terminal Railway Company ("BOCT") in the United States District Court for the Northern District of Illinois, Eastern Division. In its complaint, the BOCT claimed that WCL owed BOCT for intermediate switching and car hire reclaim charges allegedly incurred from July 1988 through February 1993. Arbitration hearings were held in 1995, and in June 1996 the arbitration panel ruled in favor of BOCT. The arbitration panel's ruling awarded BOCT $16.8 million of disputed switching and car hire reclaim charges, and $2.5 million of interest relating to such charges. Based upon the arbitration panel's ruling, the Company recorded in its 1996 consolidated statement of income pretax provisions of $15.8 million, representing amounts awarded in excess of previously recorded accruals. Additional interest of $0.3 million, $1.2 million, $0.9 million and $0.4 million was accrued on the unpaid award amount in 1999, 1998, 1997 and 1996,

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       respectively. The U.S. District Court issued a final ruling on the case affirming the arbitration award on August 28, 1997. WCL appealed this ruling to the U.S. Court of Appeals, which affirmed the District Court's ruling and denied WCL's petition for rehearing. WCL's petition for a writ of certiorari was denied by the U.S. Supreme Court on March 19, 1999. All amounts owed were paid to BOCT in 1999. In April 1997, WCL filed a petition with the Surface Transportation Board ("STB") contesting substantially all BOCT switching charges. That matter is pending before the STB.

(17)   CONTINGENCIES

       PROPERTY TAX DISPUTE

       In October 1995, the Circuit Court of Dane County ruled in favor of a Wisconsin Department of Revenue ("WDR") retroactive assessment of personal property taxes for the tax years 1990 through 1993 against all Wisconsin railroads, including WCL and FV&W. As a result of the ruling, the Company recognized the $3.0 million retroactive assessment, as well as accrued interest of $0.7 million, in its 1995 consolidated statement of income. WCL, FV&W and the other railroads involved appealed the ruling to the Wisconsin Court of Appeals. On December 16, 1999, the Wisconsin Court of Appeals, found in favor of the railroads and reversed the decision of the Dane County Circuit Court. The WDR has filed a petition for review with the Wisconsin Supreme Court. No amounts have been recorded in the Company's 1999 consolidated financial statements related to this Appellate Court decision.

       OTHER

       The Company's railroads are involved in various other legal actions, including personal injury, property damage and environmental clean up matters. WCL and FV&W have also been identified as potentially responsible parties by various federal and state authorities for remediation of various waste disposal sites. While the final outcome with respect to these matters cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company's financial position or its annual financial results of operations.



(18)   UNAUDITED QUARTERLY FINANCIAL DATA

                                         FIRST         SECOND           THIRD          FOURTH
                                        QUARTER        QUARTER         QUARTER         QUARTER          YEAR
                                        -------        -------         -------         -------        --------
                                                   (in thousands, except per share amounts)
       1999:
         Operating revenues.........    $88,520        $90,772         $92,065         $91,387        $362,744
         Operating income...........     17,959         25,149          21,474          25,496          90,078
         Net income.................     13,673         18,854          15,982          18,348          66,857
         Basic earnings per
           share....................       0.27           0.37            0.31            0.36            1.31
         Diluted earnings per
           share (1)................       0.27           0.37            0.31            0.36            1.30

       1998:
         Operating revenues.........  $  83,957      $  84,959        $ 88,814       $  86,332        $344,062
         Operating income...........     15,988         23,939          26,350          25,462          91,739
         Net income.................     20,429         19,027          19,414          17,424          76,294
         Basic earnings per
           share....................       0.40           0.37            0.38            0.34            1.49
         Diluted earnings per
           share....................       0.40           0.37            0.38            0.34            1.49

(1) The sum of the quarterly earnings per share amounts does not equal the total due to rounding.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this Report:

         (a)  (1) Financial Statements

                      Consolidated Balance Sheets...................................   28-29
                      Consolidated Statements of Income.............................   30
                      Consolidated Statements of Changes in Stockholders' Equity....   31
                      Consolidated Statements of Cash Flows.........................   32
                      Notes to Consolidated Financial Statements....................   33-46

              (2) Schedules

                      All schedules have been omitted as not applicable or not required or because the information required to be shown therein is included in the financial statements or notes thereto.

              (3) Exhibits

                      The exhibits set forth in the accompanying Index to Exhibits are filed as a part of this report.

         (b) Reports on Form 8-K filed during the quarter ended December 31, 1999.

                      The Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WISCONSIN CENTRAL TRANSPORTATION
                                     CORPORATION

                                     (Registrant)
                                     By:     /s/ THOMAS F. POWER, JR.
                                            --------------------------------
                                             Thomas F. Power, Jr., PRESIDENT
                                             AND CHIEF EXECUTIVE OFFICER

                                     Date:  MARCH 22, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                  SIGNATURE                                       TITLE

By:     /s/ THOMAS F. POWER, JR.                President, Chief Executive Officer
       -------------------------                and Director (Principal Executive Officer)
       (Thomas F. Power, Jr.)

Date:  MARCH 22, 2000

By:     /s/ RONALD G. RUSS                      Executive Vice President, Chief Financial Officer
       -------------------                      (Principal Financial Officer)
       (Ronald G. Russ)

Date:  MARCH 24, 2000

By:     /s/ WALTER C. KELLY                     Vice President (Principal Accounting Officer)
       --------------------
       (Walter C. Kelly)

Date:  MARCH 24, 2000

By:    /s/ ROBERT H. WHEELER                    Chairman and Director
       ---------------------
       (Robert H. Wheeler)

Date:  MARCH 23, 2000

By:    /s/ J. REILLY MCCARREN                   Director, President and Chief Executive Officer,
       ----------------------                   North American Subsidiaries
       (J. Reilly McCarren)

Date:  MARCH 23, 2000

By:     /s/ THOMAS W. RISSMAN                   Director
       ----------------------
       (Thomas W. Rissman)

Date:  MARCH 24, 2000

By:     /s/ CARL FERENBACH                      Director
       -------------------
       (Carl Ferenbach)

Date:  MARCH 23, 2000

By:     /s/ ROLAND V. MCPHERSON                 Director
       ------------------------
       (Roland V. McPherson)

Date:  MARCH 23, 2000

 By:                                            Director
       ------------------------
       (John W. Rowe)

Date:

By:    /s/ A. FRANCIS SMALL                     Director
       ------------------------
       (A. Francis Small)

Date:  MARCH 24, 2000

By:    /s/ THOMAS E. EVANS                      Director
       ------------------------
       (Thomas E. Evans)

Date:  MARCH 23, 2000

                                    EXHIBITS INDEX

NUMBER                                  EXHIBIT

3.1 Restated Certificate of Incorporation of the registrant, as amended (Incorporated by reference to Exhibit 3 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

3.2 By-laws of the Registrant, as amended (Incorporated by reference to Exhibit 3.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

4.1 Credit Agreement dated November 21, 1994 among registrant, Bank of America National Trust and Savings Association and the Banks signatory thereto (Incorporated by reference to Exhibit 4(a) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994) (see Exhibits 4.2 and 4.3 for subsequent amendment)

4.2 Amendment No. 1, dated October 23, 1995, to the Credit Agreement filed as Exhibit 4.1 (Incorporated by reference to Exhibit 4(C) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

4.3 Second Amendment, dated December 17, 1996, to the Credit Agreement filed as Exhibit 4.1 (Incorporated by reference to Exhibit 4(C) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

4.4 Indenture dated April 21, 1998 between the registrant and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to registrant's Registration Statement on Form S-3 (Registration No. 333-44049) filed under the Securities Act on January 12, 1998)

4.5 Form of Security issued by registrant pursuant to Indenture filed as Exhibit 4.4 (Incorporated by reference to Exhibit
                    4.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

                    Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, registrant is not filing any instrument with respect to long-term debt in cases in which the amount of debt securities authorized under the instrument does not exceed 10 percent of the total assets of registrant. Registrant agrees to furnish a copy of each such instrument to the Commission upon request.

10.1 Stockholders Agreement of the registrant dated October 11, 1987 as amended April 1, 1991 (Incorporated by reference to Exhibit 10(q) to registrant's Registration Statement on Form S-1 (Registration No. 33-39939) filed under the Securities Act and declared effective by the Securities and Exchange Commission on May 21, 1991) (See Exhibit 10.2 for subsequent amendment)

10.2 Amendment No. 2, dated April 1, 1992, to Stockholders Agreement filed as Exhibit 10.1 (Incorporated by reference to Exhibit 10(aa) to registrant's Registration Statement on Form S-1 (Registration No. 33-52022) filed under the Securities Act and declared effective by the Commission on December 14, 1992)

10.3 Key Management Stock Option Plan of the registrant (Compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 10(s) to registrant's Registration Statement on Form S-1 (Registration No. 33-39939) filed under the Securities Act and declared effective by the Securities and Exchange Commission on May 21, 1991) (See
                    Exhibit 10.4 for subsequent amendment)

10.4                Amendment No. 1 to Key Management Stock Option Plan filed as
                    Exhibit 10.3 (Compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10K) (Incorporated by reference to Exhibit 10(ii) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

10.5 Long Term Deferred Compensation Plan of the registrant (Compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 10(jj) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

10.6 Director Stock Option Plan of the registrant (Compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit
                    4.1 to registrant's Registration Statement on Form S-8 (Registration No. 33-84088) filed under the Securities Act on September 19, 1994) (See Exhibits 10.7 and 10.8 for subsequent supplement and amendment)

10.7                Supplement to Director Stock Option Plan filed as Exhibit
                    10.6 (Compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 4.2 to registrant's Registration Statement on Form S-8 (Registration No. 33-84088) filed under the Securities Act on September 19, 1994)

10.8                Amendment No. 1 to Director Stock Option Plan filed as
                    Exhibit 10.6 (Compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K)

10.9 Management Incentive Compensation Plan of the registrant (Compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 10(f) to registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1997)

10.10 1997 Long-Term Incentive Plan of the registrant (Compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 4.3 to registrant's Registration Statement on Form S-8 (Registration No. 333-35493) filed under the Securities Act on September 12, 1997)

10.11 1998 Stock Option Plan for New Directors of the registrant (Compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 4.3 to registrant's Registration Statement on Form S-8 (Registration No. 333-69529) filed under the Securities Act on December 23, 1998)

10.12 1999 Non-Employee Director Compensation Plan of the registrant (Compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.13 Agreement dated July 7, 1999 by and between the registrant and Edward A. Burkhardt pertaining to resignation and related matters (Management contract identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.14 Registration Rights Agreement dated July 17, 1999 by and between the registrant and Edward A. Burkhardt (Management contract identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 10.3 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.15 Deed Relating to the Sale and Purchase of Shares and Options in English Welsh & Scottish Railway Holdings Limited dated August 6, 1999 by and between Wisconsin Central International, Inc. and Edward A. Burkhardt (Management contract identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 10.4 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.16 Assignment dated August 6, 1999 by Wisconsin Central International, Inc. to Edward A. Burkhardt pertaining to potential railroad transaction in Estonia (Management contract identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 10.5 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

21.1 Subsidiaries of registrant (Incorporated by reference to Exhibit 21 to registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1997)

23.1                Consent of KPMG LLP

27.1                Financial Data Schedule