Form 10-Q
period 2000-03-31
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 2000-05-15
CIK 874213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          UNITED STATES SECURITIES AND

                               EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


               For the quarterly period ended March 31, 2000
                                              --------------

                      Commission File Number 0-19150
                                             -------




                        WISCONSIN CENTRAL TRANSPORTATION

                                   CORPORATION

           (Exact name of registrant as specified in its charter)


                Delaware                              36-3541743
        -----------------------                       ----------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification Number)

  6250 North River Road, Suite 9000
        Rosemont, Illinois                               60018
----------------------------------------                 -----
(Address of principal executive offices)               (Zip Code)


    Registrant's telephone number,
        including area code                         (847) 318-4600
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

                            X   YES                                     NO
                           ----                                   -----


 Indicate the number of shares outstanding of the
 Issuer's common stock as of April 30, 2000:                 49,500,531 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  WISCONSIN CENTRAL TRANSPORTATION CORPORATION

                                    FORM 10-Q

                          Quarter Ended March 31, 2000

CONTENTS                                                                   PAGE

Part I -  Financial Information

          Item 1.  Financial Statements

                   Consolidated Balance Sheets............................  1

                   Consolidated Statements of Income......................  3

                   Consolidated Statements of Cash Flows..................  4

                   Notes to Consolidated Financial Statements.............  5

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..........  7

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk...................................... 10


Part II - Other Information

          Item 6.  Exhibits and Reports on Form 8-K....................... 11

Signatures................................................................ 12

                                              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                                Consolidated Balance Sheets

                                                      (in thousands)

                                                           Assets

                                                                                             March 31,     December 31,
                                                                                               2000            1999
                                                                                           -----------       --------
                                                                                            (Unaudited)      (Audited)
Current assets:

    Cash and cash equivalents...........................................................   $     1,783    $     1,543
    Receivables, net of allowance for doubtful accounts of $2,232
       and $2,196 at March 31, 2000 and December 31, 1999...............................        96,157         88,035
    Materials and supplies..............................................................        25,651         23,320
    Deferred income taxes...............................................................         1,425          1,425
    Other current assets................................................................         3,542          3,284
                                                                                           -----------    -----------
       Total current assets.............................................................       128,558        117,607

Investments in international affiliates.................................................       227,598        223,046

Properties:

    Roadway and structures..............................................................       809,348        799,947
    Equipment...........................................................................       133,535        130,231
                                                                                           -----------    -----------
       Total properties.................................................................       942,882        930,178
    Less accumulated depreciation.......................................................      (119,732)      (114,182)
                                                                                           -----------    -----------
       Net properties...................................................................       823,150        815,996

Other assets, principally deferred financing costs......................................         2,766          2,854
                                                                                           -----------    -----------

       Total assets.....................................................................   $ 1,182,072    $ 1,159,503
                                                                                           ===========    ===========


                             The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                                Consolidated Balance Sheets

                                           (in thousands, except share amounts)

                                           Liabilities and Stockholders' Equity

                                                                                             March 31,     December 31,
                                                                                               2000           1999
                                                                                           -----------      --------
                                                                                           (Unaudited)      (Audited)
Current liabilities:

    Short-term debt and current maturities of long-term debt............................   $   191,140    $   180,280
    Accounts payable....................................................................        41,632         47,239
    Accrued expenses....................................................................       100,016         88,397
    Income taxes payable................................................................           --             877
    Interest payable....................................................................         4,819          2,943
                                                                                           -----------    -----------
       Total current liabilities........................................................       337,607        319,736

Long-term debt..........................................................................       163,915        162,853

Other liabilities.......................................................................        10,180         10,271

Deferred income taxes...................................................................       152,914        147,663

Deferred income.........................................................................         8,746          9,060
                                                                                           -----------    -----------

       Total liabilities................................................................       673,362        649,583

Stockholders' equity:

    Preferred stock, par value $1.00; authorized 1,000,000
       shares; none issued or outstanding...............................................           --             --
    Common stock, par value $.01; authorized 150,000,000 shares;
       issued and outstanding, 50,530,531 shares and 51,250,231 shares
       as of March 31, 2000 and December 31, 1999, respectively.........................           505            513
    Paid in capital.....................................................................       107,948        116,505
    Retained earnings...................................................................       409,402        396,798
    Accumulated other comprehensive loss................................................        (9,145)        (3,896)
                                                                                           -----------    -----------
       Total stockholders' equity.......................................................       508,710        509,920
                                                                                           -----------    -----------

       Total liabilities and stockholders' equity.......................................   $ 1,182,072    $ 1,159,503
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



                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                          Consolidated Statements of Income

                                       (in thousands, except per share amounts)

                                                     (Unaudited)

                                                                                               For the Quarter Ended
                                                                                                      March 31,

                                                                                                 2000          1999
                                                                                              --------      --------
Operating revenues.........................................................................   $ 91,891      $ 88,520

Operating expenses:

     Roadway and structures................................................................     15,571        13,898
     Equipment    .........................................................................     19,323        18,425
     Transportation........................................................................     29,165        28,896
     General and administrative............................................................      9,753         9,342
                                                                                              --------      --------
         Operating expenses................................................................     73,812        70,561
                                                                                              --------      --------

Income from operations.....................................................................     18,079        17,959

Other income (expense):

     Interest expense......................................................................     (5,201)       (4,204)
     Other, net   .........................................................................        504           272
                                                                                              --------      --------
         Total other expense, net..........................................................     (4,697)       (3,932)
                                                                                              --------      --------

Income before income taxes and equity in net income of

     international affiliates..............................................................     13,382        14,027

Provision for income taxes.................................................................      5,301         5,554
                                                                                              --------      --------

Income before equity in net income of international affiliates.............................      8,081         8,473

Equity in net income of international affiliates...........................................      4,523         5,200
                                                                                              --------      --------

Net income.................................................................................   $ 12,604      $ 13,673
                                                                                              ========      ========

Earnings per common share:

     Basic.................................................................................   $    .25      $    .27
                                                                                              ========      ========

     Diluted...............................................................................   $    .25      $    .27
                                                                                              ========      ========

Average common shares outstanding:

     Basic.................................................................................     51,234        51,143
                                                                                              ========      ========

     Diluted, including dilutive effect of common stock options............................     51,237        51,219
                                                                                              ========      ========

                             The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                          Consolidated Statements of Cash Flows

                                                      (in thousands)

                                                        (Unaudited)

                                                                                                For the Quarter Ended
                                                                                                       March 31,

                                                                                                 2000         1999
                                                                                               --------     --------
Cash flows from operating activities:

     Net income   ..........................................................................  $ 12,604      $ 13,673
     Reconciliation of net income to net cash
         provided by operating activities:
         Depreciation and amortization......................................................     6,332         5,538
         Deferred income taxes..............................................................     5,251         5,495
         Equity in net income of international affiliates...................................    (4,523)       (5,200)
         Gains on property sales............................................................      (130)          (72)
         Net amortization of deferred gain on sale-leaseback of equipment...................      (314)         (339)
         Changes in working capital:
              Accounts receivable...........................................................    (8,122)       (2,477)
              Materials and supplies........................................................    (2,331)       (8,479)
              Other current assets, excluding deferred income taxes.........................      (258)         (554)
              Accrued disputed switching charges and related interest.......................        --       (21,797)
              Other current liabilities.....................................................    (1,554)        5,334
         Other, net.........................................................................       (91)          210
                                                                                              ---------      --------
     Net cash provided by (used for) operating activities...................................     6,864        (8,668)
                                                                                              ---------      --------

Cash flows from investing activities:

     Property additions.....................................................................   (12,992)      (14,092)
     Property sales and other transactions..................................................      (350)          262
     Dividend from international affiliate..................................................     1,014         1,099
     Investment in international affiliate..................................................    (6,218)          --
                                                                                              ---------     --------
     Net cash used for investing activities.................................................   (18,546)      (12,731)
                                                                                              ---------     --------

Cash flows from financing activities:

     Long-term debt issued, net.............................................................    11,922        23,074
     Issuance of common stock under stock option plans......................................       --             40
                                                                                              --------      --------
     Net cash provided by financing activities..............................................    11,922        23,114
                                                                                              --------      --------

Net increase in cash and cash equivalents...................................................       240         1,715
Cash and cash equivalents, beginning of period..............................................     1,543         2,972
                                                                                              --------      --------
Cash and cash equivalents, end of period....................................................  $  1,783      $  4,687
                                                                                              ========      ========

Supplemental cash flow information: Cash paid during the period for:

         Interest ........................................................................... $  3,565      $  1,899
         Income taxes........................................................................      927         3,459

 Supplemental disclosure of non-cash financing activity:

     Accrued liabilities established for repurchase of common stock........................   $  8,565      $    --



                             The accompanying notes to consolidated financial statements are an integral part of these financial statements.


          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

                                   (Unaudited)

Basis of Presentation

     The consolidated financial statements present the results of operations of Wisconsin Central Transportation Corporation ("WCTC") and its wholly owned subsidiaries, Wisconsin Central Ltd., Fox Valley & Western Ltd., WCL Railcars, Inc., Wisconsin Chicago Link Limited, Sault Ste. Marie Bridge Company, Wisconsin Central International, Inc. ("WCI"), WC Canada Holdings, Inc. and Algoma Central Railway Inc. ("ACRI"). WCTC, through WCI, also holds a 42% equity interest in English Welsh and Scottish Railway Holdings Limited ("EWS"), a freight railway in Great Britain, a 24% equity interest in Tranz Rail Holdings Limited ("Tranz Rail"), the nationwide transportation company in New Zealand, and a 33% equity interest in Australian Transport Network Limited ("ATN") which provides commercial rail freight service in Tasmania, an island state of Australia. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 1999. In our opinion, the information provided in these statements reflects all adjustments, which are of a normal recurring nature, necessary to fairly present this information. The results of operations for any interim period are not necessarily indicative of the results of operations for an entire year.

Comprehensive Income Information

     Comprehensive income consists of (a) net income as reported in the statements of income and (b) other comprehensive loss, which is comprised solely of foreign currency translation adjustments. The following table illustrates the composition of comprehensive income for the quarters ended March 31:

                                                          2000            1999
                                                       --------        --------
    Net income .....................................   $ 12,604        $ 13,673
    Other comprehensive loss
         - currency translation adjustments.........     (5,249)         (2,932)
                                                       --------        --------
    Comprehensive income............................   $  7,355        $ 10,741
                                                       ========        ========

     The accumulated amount of other comprehensive income through the date of each balance sheet is presented as a component of stockholders' equity.

English Welsh & Scottish Railway Holdings Limited

     In March 2000, an option was exercised to purchase 3.96 million shares of EWS at a cost of approximately $6.2 million. The additional shares increased WCTC's equity holdings in EWS from approximately 39% to approximately 42% of outstanding shares as of March 31, 2000. This transaction was funded from our existing credit facilities.

Stock Repurchase Program

      In March 2000, our Board of Directors authorized up to $35 million to be used to repurchase shares of our common stock. As of March 31, 2000, we had repurchased 719,700 shares at an average price of $11.90 per share. Approximately $8.6 million, related to the repurchase of shares, was included in accrued expenses on the balance sheet and was paid in cash in April 2000.

Item 2 - Management's Discussion and Analysis of

                 Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included herein.

Results of Operations: First Quarter 2000 Compared to First Quarter 1999

     Net income for the quarter ended March 31, 2000 was $12.6 million compared to $13.7 million for the same period in 1999. Operating income for the first quarter of 2000 was $18.1 million compared to $18.0 million for the first quarter of 1999.

     Operating revenues. Operating revenues during the quarter ended March 31, 2000 increased 4%, or $3.4 million, over the same period in 1999. Gross freight revenue increased slightly to $81.2 million in the first quarter of 2000 from $80.9 million in the first quarter of 1999. Other revenue increased $3.1 million principally due to increased manifest and intermodal haulage volume and an increase in demurrage revenue.

     Revenues from paper and other forest products increased almost 4% over the same period in 1999. Strong customer demand in the paper industry resulted in a 6% increase in the volume of paper hauled and also contributed to an increase in revenues from chemicals used by the paper industry.

     Volume and gross freight revenues for minerals decreased by 17% and 5%, respectively, primarily due to a decline in shipments of metallic ores. Two factors contributed to the volume slowdown of metallic ores. First, a build-up of inventory, in the fourth quarter of 1999, by a major ore producer resulted in a slowdown in volume in the first quarter of 2000, as excess inventory was depleted. Second, the same ore producer experienced mechanical problems that adversely affected volume. Management believes the majority of the ore revenue shortfalls will ultimately be recovered over the remainder of the year.

     Overall, traffic volume, as measured by carloads handled, decreased over 7% to approximately 125,000 carloads compared with approximately 135,100 carloads in 1999. At the same time, average revenue per carload increased over 8% to $650 per carload in the first three months of 2000 from $599 per carload in 1999. The increase in average revenue per carload was primarily driven by a shift in the business mix. The volume increase in paper and other forest products, which averaged $921 per carload, and a corresponding decrease in mineral shipments, which averaged $481 per carload, combined to increase the overall revenue per carload.

     Operating expenses. Operating expenses increased 5%, or $3.3 million, during the first quarter of 2000 compared to the same period in 1999. The increase consisted primarily of higher labor and fuel costs, offset in part by a decrease in casualty expenses. The operating ratio (operating expenses as a percentage of operating revenues) increased to 80.3% in the first quarter of 2000, compared to 79.7% in the first quarter of 1999.

     Roadway and structure expenses increased 12%, or approximately $1.7 million, in the first quarter of 2000 compared to 1999 principally due to higher labor, depreciation and material costs. The higher depreciation and material costs reflect the increased investment in track and structures to support increasing volume levels. The increase in labor cost was in large part due to the rising costs of fringe benefits.

     Equipment costs increased approximately 5%, or $0.9 million, in the first quarter of 2000 compared to the same period of 1999 primarily due to increased lease costs associated with new leases entered into during the second half of 1999, as well as increased equipment repair costs related to train accidents during the quarter. Transportation costs increased slightly from the prior year as the sharp increase in the price of diesel fuel was mostly offset by lower casualty expenses. General and administrative expenses as a percentage of operating revenues remained 10.6% in the first quarter of 2000 ($9.8 million) compared to the first quarter of 1999 ($9.3 million).

     Interest expense and income taxes. Interest expense increased 24% to $5.2 million during the first quarter of 2000 compared to $4.2 million during the same period of 1999. This increase resulted from higher average debt outstanding, largely because of borrowings to purchase additional shares of EWS stock, combined with increased average interest rates on the revolving credit line.

     The income tax provision as a percentage of pretax income remained constant at 39.6%.

     Equity in net income of international affiliates. Results for the first quarter 2000 included equity in net income of our international affiliates of $4.5 million compared to $5.2 million for the same period of 1999.

     The equity in the net income of EWS for the first quarter of 2000 was $2.6 million versus $3.4 million in the same quarter of 1999. EWS's operating revenues in the quarter increased nearly 6%, reflecting increased customer demand in several commodity groups including coal, construction and metals. EWS's operating expenses in the quarter increased approximately 8% due to the sharp rise in the price of fuel, accompanied by additional labor, track access and lease expenses. Despite a decrease in headcount, labor costs increased 3%, mostly due to additional training for drivers and increased overtime. Track access charges increased 10% over 1999 primarily due to traffic increases. In accordance with our plan to improve equipment reliability and performance, EWS has taken delivery of 246 new locomotives, under operating leases, compared to 82 as of the same period in 1999, resulting in a significant increase in lease expenses.

     The equity in the net income of Tranz Rail for the first quarter of 2000 increased 23% to $1.9 million versus $1.6 million in 1999. Tranz Rail's operating revenues increased 4% reflecting a general improvement in New Zealand's economy. Operating expenses increased 3% primarily as a result of the significant increase in the fuel price.

     ATN generated a slight loss in the first quarter of 2000 compared to a $0.2 million contribution in 1999. Lower revenues combined with higher fuel costs accounted for the decline.

Financial Condition:  March 31, 2000 Compared to December 31, 1999

     In March 2000, we increased our ownership interest in EWS by exercising an option to purchase approximately 4 million additional shares at a cost of approximately $6.2 million. The additional shares increased our holdings in EWS from approximately 39% at December 31, 1999 to approximately 42% at March 31, 2000. Also, in March, we received a dividend of approximately $1.0 million from Tranz Rail.

     Our total debt outstanding increased approximately $11.9 million during the first quarter of 2000 to a total of $355.1 million at March 31, 2000. The issuance of debt along with approximately $6.9 million of cash generated from operations and the dividend received from Tranz Rail were used to fund capital expenditures of approximately $13.0 million along with the additional investment in EWS as discussed in the previous paragraph.

     The outstanding debt balance constituted 41.1% of our total capitalization at March 31, 2000 compared to 40.2% at December 31, 1999. The change was attributable to the increase in the outstanding debt balance combined with a reduction in stockholders' equity due to the repurchase of common stock and a decrease in the currency exchange values of the foreign investments. At March 31, 2000, the aggregate unused borrowing availability under our loan facilities totaled approximately $45.0 million.

     In April 2000, we extended a $50 million credit agreement from June 30, 2000 to October 31, 2000. Also, in May 2000, we put in place an additional $50 million revolving credit agreement, that expires on October 31, 2000, to augment our existing loan facilities and provide greater financing flexibility. The terms of the new agreement are substantially similar to the existing $50 million credit agreement. We expect to either extend or replace the existing revolving credit agreements prior to expiration in October 2000.

     In March 2000, our Board of Directors authorized the use of up to $35 million to repurchase shares of our common stock. The stock repurchase program is expected to be conducted over the next year. We may repurchase common stock, from time to time, through open market purchases or in negotiated private transactions. Actual repurchase decisions will be based upon factors such as the stock price and general economic and market conditions. As of April 30, 2000, we had repurchased approximately 1.7 million shares at an average price of $11.77 per share.

Disclaimer Regarding Forward-Looking Statements

     This report contains certain statements that are "forward-looking", within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other matters, the beliefs, expectations, plans and estimates of the Company with respect to certain future events, including without limitation the impact of governmental regulation, the impact of litigation and regulatory proceedings and the actions to be taken by others (including collective bargaining organizations), revenue forecasts and similar expressions concerning matters that are not historical facts. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.

Item 3 - Quantitative And Qualitative Disclosures About Market Risk

     In the ordinary course of business, we use various financial instruments which inherently have some degree of market risk. The quantitative and qualitative information presented below describes significant aspects of the financial instrument programs which have material market risk.

     Interest Rate Sensitivity. We are exposed to changes in interest rates primarily as a result of borrowing activities, which include fixed and floating rate debt used to maintain liquidity and fund our business operations. The nature and amount of long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. We are not currently a party to any interest rate risk management transactions. The table below presents principal cash flows and related weighted average interest rates by contractual maturity dates of debt instruments as of March 31, 2000.


                      Fixed Rate Debt           Variable Rate Debt                                 Total Debt
                    -------------------      -----------------------          Interest         --------------------
                                 Average                     Average            Free                        Average
                                Interest                    Interest            Debt                       Interest
   Maturity           Amount      Rate         Amount         Rate             Amount           Amount       Rate
   --------         ----------   ------      ----------      -------         --------          ---------     ------
                                                  (in thousands)
   2000             $       --               $  188,279        6.3%        $    2,101          $ 190,380      6.3%
   2001                     --                       --                         2,740              2,740      0.0%
   2002                     --                       --                         2,665              2,665      0.0%
   2003                     --                       --                         2,116              2,116      0.0%
   2003                     --                       --                         1,529              1,529      0.0%
   Thereafter          150,000     6.6%              --                         5,625            155,625      6.4%
                     ---------                ---------                      --------          ---------
   Total             $ 150,000     6.6%       $ 188,279        6.3%          $ 16,776          $ 355,055      6.2%
                     =========                =========                      ========          =========

   Fair Value        $ 136,249                $ 188,279                      $ 13,234          $ 337,762
                     =========                =========                      ========          =========

     Commodity Price Sensitivity. We have a program to hedge against fluctuations in the price of our diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities, and various commodity swap and collar transactions that are accounted for as hedges. Based on historical information, we believe there is a significant correlation between the market prices of diesel fuel and #2 heating oil. Our contracts require us to purchase a defined quantity at a defined price. Such transactions are generally settled in cash with the counterparty. As of March 31, 2000, we had hedge arrangements covering approximately 39% of our expected North American fuel consumption for the balance of 2000. As of March 31, 2000, 9.0 million notional gallons were included in diesel fuel swaps and collar arrangements at contract prices ranging from $.3975 to $.5025 per gallon. This price does not include taxes, transportation costs and certain other fuel handling costs. As of March 31, 2000, the unrealized gain on these swaps was $2.7 million. Gains and losses from hedge transactions are deferred and matched to specific fuel purchases. Our international affiliates are also subject to fluctuations in the price of their diesel fuel purchases. As of March 31, 2000, EWS was approximately 21% hedged for its fuel purchases for the balance of 2000 while Tranz Rail currently does not have any fuel hedges in place.

     Investment in International Affiliates. The value in U.S. dollars of our investment in companies outside the United States and of our equity in the earnings of those companies fluctuates from time to time as the value in U.S. dollars of the currencies of those countries fluctuates. We do not hedge this exposure. We have entered into zero cost collar arrangements to hedge a portion of our foreign currency exposure on future management fees from EWS which are payable in pounds sterling. The collars have put strikes ranging from $1.5500 to $1.6000 and call strikes ranging from $1.6520 to $1.6935 with a notional amount of 1.5 million pounds sterling as of March 31, 2000. As of March 31, 2000 the unrealized gain on these collar arrangements was insignificant.

     We do not purchase or hold derivative financial instruments for trading purposes.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

         27.0 - Financial Data Schedule for the three month period ended March 31, 2000.

     b)  Reports on Form 8-K

         We did not file any reports on Form 8-K during the three month period ended March 31, 2000.

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

                                            WISCONSIN CENTRAL TRANSPORTATION
                                            CORPORATION

Date:  May 15, 2000                   By:  /s/   Ronald G. Russ
                                                 ----------------------
                                                 Ronald G. Russ
                                                 Executive Vice President,
                                                 Chief Financial Officer