Form 10-Q
period 2000-06-30
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 2000-08-14
CIK 874213

================================================================================

                        UNITED STATES SECURITIES AND
                             EXCHANGE COMMISSION
                            Washington, D.C. 20549
                    ------------------------------------

                                  FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


               For the quarterly period ended June 30, 2000
                                              -------------

                      Commission File Number 0-19150
                                             -------


                     WISCONSIN CENTRAL TRANSPORTATION
                               CORPORATION

         (Exact name of registrant as specified in its charter)


            Delaware                                        36-3541743
    -----------------------                           ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)


  6250 North River Road, Suite 9000
          Rosemont, Illinois                                  60018
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


  Registrant's telephone number,
       including area code                              (847) 318-4600
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

                   X   YES                                     NO
                 -----                                   -----


Indicate the number of shares outstanding of the
  Issuer's common stock as of July 31, 2000:           49,153,957 shares
                                                       -----------------


================================================================================

                  WISCONSIN CENTRAL TRANSPORTATION CORPORATION

                                   FORM 10-Q

                         Quarter Ended June 30, 2000

CONTENTS                                                                    PAGE

Part I -  Financial Information

          Item 1.  Financial Statements

                   Consolidated Balance Sheets.........................       1

                   Consolidated Statements of Income...................       3

                   Consolidated Statements of Cash Flows...............       4

                   Notes to Consolidated Financial Statements..........       5

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.......       7

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk...................................      12


Part II - Other Information


          Item 4.  Submission of Matters to a Vote of Security Holders.      14

          Item 6.  Exhibits and Reports on Form 8-K....................      14

Signatures.............................................................      15

Index to Exhibits......................................................      16

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                       Consolidated Balance Sheets

                                               (in thousands)

                                                  Assets

                                                                                             June 30,      December 31,
                                                                                               2000            1999
                                                                                          -------------   ------------
                                                                                           (Unaudited)      (Audited)
Current assets:
    Cash and cash equivalents...........................................................  $      1,145    $     1,543
    Receivables, net of allowances of $2,162 and $2,196.................................        90,996         88,035
    Materials and supplies..............................................................        29,369         23,320
    Deferred income taxes...............................................................         1,425          1,425
    Other current assets................................................................         4,649          3,284
                                                                                          ------------    -----------
       Total current assets.............................................................       127,584        117,607

Investments in international affiliates.................................................       213,179        223,046

Properties:
    Roadway and structures..............................................................       833,646        799,947
    Equipment...........................................................................       139,047        130,231
                                                                                          ------------    -----------
       Total properties.................................................................       972,693        930,178
    Less accumulated depreciation.......................................................      (126,082)      (114,182)
                                                                                          --------------  -----------
       Net properties...................................................................       846,611        815,996

Other assets, principally deferred financing costs......................................         2,686          2,854
                                                                                          ------------    -----------

       Total assets.....................................................................  $  1,190,060    $ 1,159,503
                                                                                          ============    ===========


                                The accompanying notes to consolidated financial
                                  statements  are an  integral  part of  these
                                              financial statements.

                                                       1

                         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                          Consolidated Balance Sheets

                                      (in thousands, except share amounts)

                                      Liabilities and Stockholders' Equity

                                                                                             June 30,     December 31,
                                                                                               2000           1999
                                                                                           -----------    -----------
                                                                                           (Unaudited)     (Audited)
Current liabilities:
    Short-term debt and current maturities of long-term debt...........................  $     44,450    $   180,280
    Accounts payable...................................................................        44,277         47,239
    Accrued expenses...................................................................        95,019         88,397
    Income taxes payable...............................................................            --            877
    Interest payable...................................................................         2,676          2,943
                                                                                         ------------    -----------
       Total current liabilities.......................................................       186,422        319,736

Long-term debt.........................................................................       338,343        162,853

Other liabilities......................................................................         9,990         10,271

Deferred income taxes..................................................................       160,214        147,663

Deferred income........................................................................         8,433          9,060
                                                                                         ------------    -----------
       Total liabilities...............................................................       703,402        649,583

Stockholders' equity:
    Preferred stock, par value $1.00; authorized 1,000,000
       shares; none issued or outstanding..............................................            --             --
    Common stock, par value $.01; authorized 150,000,000 shares; issued
       and outstanding, 49,049,531 shares and 51,250,231 shares, respectively..........           490            513
    Paid in capital....................................................................       111,510        116,505
    Retained earnings..................................................................       395,736        396,798
    Accumulated other comprehensive loss...............................................       (21,078)        (3,896)
                                                                                         -------------   ------------
       Total stockholders' equity......................................................       486,658        509,920
                                                                                         ------------    -----------

       Total liabilities and stockholders' equity......................................  $  1,190,060    $ 1,159,503
                                                                                         ============    ===========


                                The accompanying notes to consolidated financial
                                  statements  are an  integral  part of  these
                                              financial statements.

                                                       2


                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                           Consolidated Statements of Income

                                       (in thousands, except per share amounts)

                                                       (Unaudited)

                                                                 For the Quarter Ended           For the Six Months
                                                                        June 30,                    Ended June 30,
                                                               -------------------------       ----------------------
                                                                   2000          1999             2000         1999
                                                               -----------    ----------       ---------     --------
Operating revenues...........................................  $  93,027       $ 90,772       $ 184,918     $ 179,292

Operating expenses:
     Roadway and structures..................................     12,766         12,472          28,337        26,370
     Equipment   ............................................     17,466         16,988          36,789        35,413
     Transportation..........................................     28,428         26,655          57,593        55,551
     General and administrative..............................     10,124          9,508          19,877        18,850
                                                               ---------       --------       ---------     ---------
         Operating expenses..................................     68,784         65,623         142,596       136,184
                                                               ---------       --------       ---------     ---------

Income from operations.......................................     24,243         25,149          42,322        43,108

Other income (expense):
     Interest expense........................................     (6,016)        (4,131)        (11,217)      (8,335)
     Other, net .............................................        263            307             767          579
                                                               ---------       --------       ---------      --------

         Total other income (expense), net...................     (5,753)        (3,824)        (10,450)      (7,756)
                                                               ---------       --------       ---------      --------

Income before income taxes and equity
     in net income (loss) of international affiliates........     18,490         21,325          31,872        35,352

Provision for income taxes...................................      7,325          8,444          12,626        13,998
                                                               ---------       --------       ---------     ---------

Income before equity in
     net income (loss) of international affiliates...........     11,165         12,881          19,246        21,354

Equity in net income (loss) of international affiliates......     (3,390)         5,973           1,133        11,173
                                                               ---------       --------       ---------     ---------

Net income...................................................   $  7,775       $ 18,854       $  20,379     $  32,527
                                                               =========       ========       =========     =========

Earnings per common share outstanding:


     Basic...................................................  $    0.16      $     0.37       $   0.40     $    0.64
                                                               =========      ==========       ========     =========

     Diluted.................................................  $    0.16      $     0.37       $   0.40     $    0.63
                                                               =========      ==========       ========     =========

Average common shares outstanding:


     Basic...................................................     49,435          51,148         50,335        51,145
                                                               =========      ==========       ========     =========

     Diluted.................................................     49,446          51,343         50,342        51,281
                                                               =========      ==========       ========     =========


                                      The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                                  3



                         WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                    Consolidated Statements of Cash Flows

                                              (in thousands)

                                               (Unaudited)

                                                                                              For the Six Months Ended
                                                                                                       June 30,
                                                                                                 2000          1999
                                                                                               --------      --------
Cash flows from operating activities:
     Net income   ..........................................................................  $ 20,379      $ 32,527
     Reconciliation of net income to net cash
         provided by operating activities:
         Depreciation and amortization......................................................    12,718        11,130
         Deferred income taxes..............................................................    12,552        13,204
         Equity in net income of international affiliates...................................    (1,133)      (11,173)
         Gains on property sales............................................................      (137)         (176)
         Net amortization of deferred gain on sale-leaseback of equipment...................      (627)         (669)
         Changes in working capital:
              Accounts receivable...........................................................    (2,961)          461
              Materials and supplies........................................................    (6,049)       (7,512)
              Other current assets, excluding deferred income taxes.........................    (1,365)       (1,501)
              Accrued disputed switching charges and related interest.......................        --       (21,797)
              Other current liabilities, excluding debt.....................................     2,515        (6,196)
         Other, net.........................................................................      (281)        3,436
                                                                                              --------      --------
     Net cash provided by operating activities..............................................    35,611        11,734
                                                                                              --------      --------

Cash flows from investing activities:
     Property additions.....................................................................   (43,591)      (43,489)
     Property sales and other transactions..................................................        73          (372)
     Dividends from international affiliate.................................................     1,014         1,099
     Investments in international affiliates................................................    (6,706)      (30,386)
                                                                                              --------      --------
     Net cash used for investing activities.................................................   (49,210)      (73,148)
                                                                                              --------      --------
Cash flows from financing activities:
     Long-term debt issued, net.............................................................    39,660        61,003
     Repurchase of common stock.............................................................   (26,459)           --
     Issuance of common stock under stock option plans......................................       --            131
                                                                                              --------      --------
     Net cash provided by financing activities..............................................    13,201        61,134
                                                                                              --------      --------

Net decrease in cash and cash equivalents...................................................      (398)         (280)
Cash and cash equivalents, beginning of period..............................................     1,543         2,972
                                                                                              --------      --------
Cash and cash equivalents, end of period....................................................  $  1,145      $  2,692
                                                                                              ========      ========

Supplemental cash flow information:
     Cash paid during the period for:
         Interest ........................................................................... $ 12,059      $  8,759
         Income taxes........................................................................      931         5,013


                                The accompanying notes to consolidated financial
                                    statements  are an  integral  part of  these
                                               financial statements.

                                                        4

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  June 30, 2000

                                   (Unaudited)

Basis of Presentation

     The consolidated financial statements present the results of operations of Wisconsin Central Transportation Corporation ("WCTC") and its wholly owned subsidiaries, Wisconsin Central Ltd., Fox Valley & Western Ltd., WCL Railcars, Inc., Wisconsin Chicago Link Limited, Sault Ste. Marie Bridge Company, Wisconsin Central International, Inc. ("WCI"), WC Canada Holdings, Inc. and Algoma Central Railway Inc. ("ACRI"). WCTC, through WCI, also holds a 42% equity interest in English Welsh and Scottish Railway Holdings Limited ("EWS"), a freight railway in Great Britain, a 24% equity interest in Tranz Rail Holdings Limited ("Tranz Rail"), a nationwide transportation company in New Zealand, and a 33% equity interest in Australian Transport Network Limited ("ATN") which provides commercial rail freight service on the Australian mainland and on the island state of Tasmania. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 1999. In our opinion, the information provided in these statements reflects all adjustments which are of a normal recurring nature necessary to fairly present this information. The results of operations for any interim period are not necessarily indicative of the results of operations for an entire year.


Reclassifications

     Certain amounts in the prior periods have been reclassified to conform with the 2000 presentation.

Comprehensive Income Information

     Comprehensive income consists of net income as reported in the statements of income and other comprehensive loss, which is comprised solely of foreign currency translation adjustments. The following table illustrates the composition of comprehensive income for the periods indicated.

                                                      Quarter ended                    Six months ended
                                                          June 30,                           June 30,
                                                 --------------------------         ------------------------
                                                   2000             1999             2000              1999
                                                 -------          -------           ------            ------
                                                                         (in thousands)
     Net income   ............................. $   7,775        $ 18,854          $  20,379        $ 32,527
     Other comprehensive loss:
         Currency translation adjustments.......  (11,933)         (2,877)           (17,182)         (5,809)
                                                ---------       ---------          ---------        --------
     Comprehensive income (loss)................$  (4,158)       $ 15,977          $   3,197        $ 26,718
                                                =========       =========          =========        ========

     The accumulated amount of other comprehensive income (loss) through the date of each balance sheet is presented as a component of stockholders' equity.

Stock Repurchase Program

      In March 2000, the Company's Board of Directors authorized up to $35 million to be used to repurchase shares of WCTC's common stock. As of June 30, 2000, the Company had repurchased 2,200,700 shares at an average price of approximately $12 per share. It is Company policy to retire shares after they have been repurchased. Common stock, paid in capital and retained earnings have been reduced as a result of the repurchase.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivatives and for hedging activities. As issued, SFAS No. 133 was effectives for all fiscal years beginning after June 15, 1999. In June, 1999, SFAS No. 137 was issued effectively deferring the date of required adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 was issued which amends the accounting and reporting standards of SFAS No. 133 for certain derivative and hedging activities. We are studying the statements to determine the effect on our consolidated financial position or results of operations, if any. We will adopt SFAS No. 133 and SFAS No. 138, as required, in fiscal year 2001.

Subsequent Event - Debt Refinancing

     On August 1, 2000 the Company refinanced its revolving credit facilities. Its previous revolving credit facilities, with a capacity of $275 million and a maturity of October 31, 2000, were replaced with new facilities with a total capacity of $325 million. Of the new facilities, $175 million have a maturity of five years and $150 million have a 364 day maturity.

Item 2.   Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included herein.

Results of Operations: Second Quarter 2000 Compared to Second Quarter 1999

     WCTC net income for the quarter ended June 30, 2000 was $7.8 million compared to $18.9 million for the same period in 1999. Net income was reduced by $7.9 million resulting from EWS special items. Operating income for the second quarter of 2000 was $24.2 million compared to $25.1 million for the second quarter of 1999.

     North  American  operating  revenues.  North  American  operating  revenues during the quarter ended June 30, 2000 were $93.0 million, an increase of $2.3 million over the same period in 1999. Gross freight revenue increased approximately 3% to $84.8 million in the second quarter of 2000 from $82.4 million in the second quarter of 1999. Volume, as measured by carloads handled (including as a carload each loaded trailer or container) decreased 3% to 143,400 carloads in 2000 from 148,000 in 1999. The increase in total gross freight revenues occurred due to a change in the business mix wherein a decrease in volume for minerals (lower average price per carload) was offset by an increase in paper volume (higher average price per carload).

      Other revenue decreased slightly to $8.2 million compared to $8.3 million in 1999.

      Revenue for nearly all commodity types increased in the second quarter of 2000 compared to the same period last year. Minerals, in particular metallic ore, was the only commodity group to experience a decline. Minerals experienced a decrease of $1.2 million from the same period in 1999 primarily because the 1999 results included certain temporary ore shipments which ended in November 1999.

     Continued strong demand in the paper industries resulted in an increase in revenue from paper and other forest products of over 7%. Intermodal revenue increased nearly 14% over the same period last year with volume up almost 6%. Industrial products volume increased almost 6% primarily because the continued strong demand in the paper market created a strong market for chemicals used in the paper production process and unstable petroleum prices generated early shipments of asphalt. Food and grain volume decreased by 7% in the second quarter of 2000 compared to the same period last year primarily due to a loss of market share for grain.

     The following table provides approximate carloads and gross freight revenue by commodity for the quarters ended June 30:

                                        Carloads          Gross Freight Revenues
                                    ----------------      ----------------------
                                                                (in 000's)
Commodity                           2000        1999        2000          1999
---------                           ----        ----        ----          ----
Minerals                           62,500      69,000     $24,723       $25,940
Paper and other forest products    38,300      37,700      35,384        33,023
Intermodal                         16,100      15,200       3,418         3,011
Industrial products                15,000      14,200      12,813        12,445
Food and grain                      6,600       7,100       4,939         4,686
Other                               4,900       4,800       3,562         3,341
                                  -------     -------     -------      --------
    Total                         143,400     148,000     $84,839       $82,446
                                  =======     =======     =======      ========

     North American operating expenses. North American operating expenses increased almost 5%, or $3.2 million, during the second quarter of 2000 compared to the same period in 1999. The increase was primarily driven by higher labor and fuel costs. Fuel expenses increased 32% over 1999 levels due to the sharp rise in the price of diesel fuel. The operating ratio (operating expenses as a percentage of operating revenues) increased to 73.9% in the second quarter of 2000, compared to 72.3% in the second quarter of 1999.

     Labor costs increased over 6% or $1.7 million from the prior year. Factors contributing to the increase included the rising costs incurred to provide medical coverage to our employees combined with an average pay increase of 3% and a slight shift of the labor force mix to higher skilled and better compensated positions. Overall, the number of employees increased only slightly from the prior year.

     Material expenses decreased to $6.5 million in the second quarter of 2000 from $6.7 million during the second quarter of 1999 primarily due to lower spending on track related materials. Net equipment rent expenses for locomotives and freight cars decreased $769,000 in the second quarter of 2000 compared to the same period in 1999. The decrease, in part, reflects reduced transit times, which have allowed us to use our equipment more efficiently. Decreases in business travel, computer services and operating services were mostly offset by increases in maintenance and utility costs.

     Diesel fuel expenses increased 32% over the same period in 1999. The price per gallon, net of the benefits from the hedging program, rose to 85 cents per gallon compared to 62 cents per gallon during the three month period ending June 30, 1999. Fuel consumption in gallons decreased modestly as a result of more efficient operations. The North American operations continue to be 39% hedged for the remainder of the fiscal year. Additionally, beginning in July, certain rates were adjusted for a fuel surcharge to partially offset future increases in fuel prices.

     Depreciation expense increased by approximately 16% over the year ago quarter primarily due to track expansion and improvement projects over the past year. Other expenses declined by approximately 2% over the 1999 quarter, primarily due to lower casualty costs.

     Interest expense and income taxes. Interest expense increased almost 46% to $6.0 million during the second quarter of 2000 compared to $4.1 million during the same period of 1999. This increase resulted from higher average debt outstanding combined with increased average interest rates on the revolving credit line. The average debt balance increased mainly to repurchase 2.2 million shares of our common stock, to purchase additional shares of EWS stock and to invest in track improvements.

     The income tax provision as a percentage of pretax income remained constant at 39.6%.

     Equity in net income (loss) of international affiliates. Results for the second quarter of 2000 included equity in the net loss of our international affiliates of $3.4 million compared to net income of $6.0 million for the same period of 1999. Excluding the effect of special items explained below, equity in the net income of our international affiliates was $4.5 million in the second quarter of 2000 compared to $2.7 million in the second quarter of 1999.

     Our equity in the net loss of EWS recorded in the second quarter of 2000 was $4.4 million. During the second quarter, EWS recorded certain special items which reduced our equity in EWS income by approximately $7.9 million. Specifically, the items included writing down obsolete equipment, establishing a redundancy provision and expensing previously capitalized project development costs. Equity in the net income of EWS, excluding the $7.9 million special items, was approximately $3.5 million compared to $1.8 million recorded in the second quarter of 1999.

     EWS's operating revenues in the quarter increased 8% compared to the second quarter of 1999. Revenues increased in most commodity segments with the largest gains obtained in the coal and infrastructure segments. EWS's operating expenses in the quarter increased approximately 7% primarily due to increased lease expenses and fuel costs which were partially offset by a reduction in the pension plan expense. Lease expenses increased over 150% from the second quarter of 1999 primarily as the result of new locomotive deliveries to upgrade the quality of the fleet and improve customer service levels. The cost of fuel increased 46% as the average unhedged price per gallon increased 51% over the 1999 price. EWS has hedges in place for 24% of its expected fuel consumption for the remainder of 2000.

     Our equity in the net income of Tranz Rail for the second quarter of 2000 decreased to $0.8 million versus $4.8 million in 1999. The 1999 results included certain adjustments, primarily a tax credit, that increased our equity in Tranz Rail by almost $4.2 million. Excluding the effect of the 1999 adjustments, second quarter 1999 equity in net income of Tranz Rail would have been approximately $0.6 million. Tranz Rail's operating revenues remained relatively flat from a year ago. Operating expenses, excluding certain 1999 adjustments, decreased slightly. Increases in fuel costs and materials were offset by lower personnel and contractor costs.

     Equity in the net income of ATN was $0.2 million in the second quarter of 2000 compared to equity in the net loss of $0.6 million in the second quarter of 1999. The 1999 results included a write-off of deferred acquisition costs incurred in an unsuccessful attempt to acquire a rail freight franchise in Australia.


Results of Operations: First Six Months of 2000
                       Compared to First Six Months of 1999

     WCTC Net income for the six months ended June 30, 2000 was $20.4 million compared to $32.5 million for the same period in 1999. North American operating income for the first half of 2000 was $42.3 million compared to $43.1 million for the first half of 1999.

     North American operating revenues. North American operating revenues during the six months ended June 30, 2000 were $184.9 million, an increase of $5.6 million over the same period in 1999. Gross freight revenue increased to $166.0 million in the first half of 2000 from $163.4 million in the first half of 1999. Other revenue increased $3.0 million principally due to increased manifest and intermodal haulage volume, increased switching revenue and an increase in passenger revenues.

      Revenues from minerals decreased almost 5% over the same period last year primarily due to a decline in shipments of metallic ores. Three factors contributed to the decline: (1) a build-up of inventory that occurred in late 1999 was responsible for closing the Escanaba ore dock for several weeks in 2000 to deplete excess inventory, (2) in 2000 a major ore producer experienced mechanical problems that adversely affected volume and (3) the 1999 results included certain ore shipments which were only temporary and were not continued in the first half of 2000.

     Continued strong demand in the paper industries resulted in an increase in revenue from paper and other forest products of over 5%. Intermodal revenue increased 9% over the same period last year. Industrial products volume increased 5% primarily because the continued strong demand in the paper market created a strong market for chemicals used in the paper production process. Food and grain volume decreased by 16% in the first half of 2000 compared to the same period last year primarily due to a loss of market share for grain.

     The following table provides carloads and revenue data by commodity for the six months ended June 30:

                                        Carloads          Gross Freight Revenues
                                        --------          ----------------------
                                                               (in 000's)
  Commodity                         2000        1999        2000          1999
  ---------                         ----        ----        ----          ----
Minerals                          108,900     124,500     $47,032       $49,408
Paper and other forest products    76,800      75,900      70,848        67,227
Intermodal                         31,000      30,200       6,502         5,943
Industrial products                28,700      27,300      24,644        23,981
Food and grain                     12,800      15,200       9,555         9,731
Other                              10,200      10,000       7,467         7,072
                                  -------     -------    --------      --------
     Total                        268,400     283,100    $166,048      $163,362
                                  =======     =======    ========      ========

     North American operating expenses. North American operating expenses increased almost 5%, or $6.4 million, during the first half of 2000 compared to the same period in 1999. The increase consisted primarily of higher labor and fuel costs. The operating ratio increased to 77.1% in the first half of 2000, compared to 76.0% in the first half of 1999.

     Labor costs increased approximately 7% or $4.1 million from the prior year. Factors contributing to the increase include the rising costs incurred to provide medical coverage to our employees combined with an average pay increase of 3% and a slight shift of the labor force mix to higher skilled and better compensated positions. Overall, the number of employees increased only slightly from the prior year.

     Material expenses decreased to $14.0 million in the first half of 2000 from $14.3 million during the first half of 1999. Net equipment rent expenses for locomotives and freight cars decreased $0.5 million in the first half of 2000 compared to the same period in 1999. The decrease, in part, reflects reduced transit times, which have allowed us to use our equipment more efficiently. Decreases in business travel and operating services were mostly offset by increases in maintenance and utility costs.

     Diesel fuel expenses increased 34% over the same period in 1999. Fuel consumption in gallons decreased modestly as a result of more efficient operations. Depreciation expense increased by over 16% from the first half of 1999 primarily due to the track expansion and improvement projects. Other expenses declined by approximately $2.2 million over the 1999 period, primarily due to lower casualty costs.

     Interest expense and income taxes. Interest expense increased 35% to $11.2 million during the first half of 2000 compared to $8.3 million during the same period of 1999. This increase resulted from higher average debt outstanding combined with increased average interest rates on the revolving credit line.

     The income tax provision as a percentage of pretax income remained constant at 39.6%.

     Equity in net income of international affiliates. Results for the first half of 2000 included equity in the net income of our international affiliates of $1.1 million compared to $11.2 million for the first half of 1999. Excluding the effect of special items, equity in the net income of our international affiliates was $9.0 million in the first half of 2000 compared to $7.9 million in the first half of 1999.

     Our equity in the net loss of EWS for the first half of 2000 was $1.8 million. Equity in the net income of EWS, excluding the $7.9 million special items explained above, was approximately $6.1 million compared to $5.2 million recorded in the first half of 1999.

     EWS's operating revenues in the first half of 2000 increased almost 7%. Revenues increased in most of the commodity segments with the largest gains obtained in the coal and infrastructure segments.

EWS's operating expenses during the same period increased over 7% primarily due to increased lease expenses and fuel prices.

     Our equity in the net income of Tranz Rail for the first half of 2000 decreased to $2.7 million versus $6.3 million in 1999. The 1999 results included certain adjustments, primarily a tax credit, that increased our equity in Tranz Rail by almost $4.2 million. Tranz Rail's operating revenues increased slightly from a year ago. Operating expenses, excluding certain 1999 adjustments, increased almost 3%, driven by higher fuel and material costs.

     Our equity in net income of ATN was $0.2 million in 2000 compared to our equity in net loss of $0.3 million in 1999. The 1999 results included a $1.0 million effect of a write-off of deferred acquisition costs incurred in an unsuccessful attempt to acquire a rail freight franchise in Australia.

Financial Condition:  June 30, 2000 Compared to December 31, 1999

     On August 1, 2000 we refinanced our revolving credit facilities. Our previous revolving credit facilities, which had a maturity of October 31, 2000, were replaced with new facilities with a total capacity of $325 million. The new facilities effectively increased the long-term portion of our debt by $175 million. Our unused credit availability at June 30, 2000 would have been approximately $108.4 million if such new facilities were in place at that time.

     Our total debt outstanding increased approximately $39.7 million during the first half of 2000 to a total of $382.8 million at June 30, 2000. The issuance of debt, along with approximately $35.6 million of cash generated from operations, was used to fund capital expenditures of approximately $43.6 million, to repurchase our common shares for $26.5 million and to invest an additional $6.7 million in our international affiliates.

     The outstanding debt balance constituted 44.0% of our total capitalization at June 30, 2000 compared to 40.2% at December 31, 1999. The change was attributable to the increase in the outstanding debt balance combined with a reduction in stockholders' equity due to the repurchase of common stock and decreases in the U.S. dollar denominated values of our investments in international affiliates due to changes in foreign currency exchange rates.

     Through June 30, 2000, we spent approximately $26.5 million of the $35.0 million authorized by our Board of Directors to repurchase shares of our common stock. Approximately 2.2 million shares have been acquired on the open market at an average price of approximately $12 per share.

     In June, we completed the restructuring of the operating leases for some of our equipment. The new leases, covering 935 railcars and 16 locomotives, will reduce our annual lease payments by approximately $0.8 million. Also, in June, we made a $0.5 million capital contribution to ATN. The Board of Directors of ATN requested the pro rata contribution from all ATN owners.

Disclaimer Regarding Forward-Looking Statements

     This report contains or refers to certain statements that are "forward-looking", within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other matters, the beliefs, expectations, plans and estimates of the Company with respect to certain future events, including without limitation the impact of governmental regulation, the impact of litigation and regulatory proceedings and the actions to be taken by others (including collective bargaining organizations), revenue forecasts and similar expressions concerning matters that are not historical facts. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

     In the ordinary course of business, we use various financial instruments which inherently have some degree of market risk. The quantitative and qualitative information presented below describes significant aspects of the financial instrument programs which may have material market risk.

     Interest Rate Sensitivity. We are exposed to changes in interest rates primarily as a result of borrowing activities, which include fixed and floating rate debt used to maintain liquidity and fund our business operations. The nature and amount of long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. We are not currently a party to any interest rate risk management transactions. The table below presents principal cash flows and related weighted average interest rates by contractual maturity dates of debt instruments as of June 30, 2000. The following table does not contemplate the effects of the recent refinancing.


                      Fixed Rate Debt           Variable Rate Debt            Interest            Total Debt
                    -------------------      ------------------------                       ----------------------
                                Average                     Average             Free                       Average
                               Interest                    Interest             Debt                       Interest
   Maturity           Amount     Rate         Amount           Rate            Amount         Amount         Rate
   --------        -----------   ------      ---------      ---------         --------      ----------     -------
                                           (in thousands)

   One year          $      --               $  216,611        7.0%         $   2,839         $  219,450      6.9%
   Two years                --                       --                         2,558              2,558      0.0%
   Three years              --                       --                         2,488              2,488      0.0%
   Four years               --                       --                         1,976              1,976      0.0%
   Five years               --                       --                         1,427              1,427      0.0%
   Thereafter          150,000     6.6%              --                         4,894            154,894      6.4%
                     ---------               ----------                    ----------         ----------

        Total        $ 150,000     6.6%       $ 216,611        7.0%         $  16,182         $  382,793      6.6%
                     =========                =========                     =========         ==========

   Fair Value        $ 132,384                $ 216,611                     $  12,704         $  361,699
                     =========                =========                     =========         ==========

     Commodity Price Sensitivity. We have a program to hedge against fluctuations in the price of our diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities, and various commodity swap and collar transactions that are accounted for as hedges. Based on historical information, we believe there is a significant correlation between the market prices of diesel fuel and #2 heating oil, and our swap and collar transactions are typically based on the delivery price of #2 heating oil. Our contracts require us to purchase a defined quantity at a defined price. Such transactions are generally settled in cash with the counterparty. As of June 30, 2000, we had hedge arrangements covering approximately 39% of our expected North American fuel consumption for the balance of 2000. As of June 30, 2000, 6.0 million notional gallons were included in #2 heating oil swaps and collar arrangements at contract prices ranging from $0.4100 to $0.5025 per gallon. This price does not include taxes, transportation costs and certain other fuel handling costs. As of June 30, 2000, the unrealized gain on these swaps was approximately $2.2 million. Gains and losses from hedge transactions are deferred and matched to specific fuel purchases. Our international affiliates are also subject to fluctuations in the price of their diesel fuel purchases. As of June 30, 2000, EWS was approximately 24% hedged for its fuel purchases for the balance of 2000 while Tranz Rail currently does not have any fuel hedges in place.

     Investment in International Affiliates. The value in U.S. dollars of our investment in international companies and of our equity in the earnings of those companies fluctuates from time to time as the value in U.S. dollars of the currencies of those countries fluctuates. We do not hedge this non-cash exposure. We have entered into zero cost collar arrangements to hedge a portion of our foreign currency exposure on future management fees from EWS which are payable in pounds sterling. The collars have put strikes ranging from $1.5500 to $1.6000 and call strikes ranging from $1.6520 to $1.6935 with a notional amount of 1.2 million pounds sterling as of June 30, 2000. As of June 30, 2000 the unrealized gain on these collar arrangements was insignificant.

     We do not purchase or hold derivative financial instruments for trading purposes.

                       PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

       The Company's annual stockholders' meeting was held on May 18, 2000. At the meeting, the following directors were elected for a three year term by the votes indicated:

                                             Number of Shares/Votes
                                             ----------------------
                                                               Authority
                                         For                    Withheld

Carl Ferenbach                       41,373,577                 4,354,717
J. Reilly McCarren                   41,371,640                 4,356,654
Roland V. McPherson                  41,380,203                 4,348,091
A. Francis Small                     41,363,237                 4,365,057


The terms of Thomas E. Evans, Thomas F. Power, Jr., Robert H. Wheeler, Thomas W. Rissman and John W. Rowe as directors continued after the meeting.




Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

          4.1 - Revolving Credit Agreement dated as of August 1, 2000 among the Company and the financial institutions party thereto.

         27.0 - Financial Data Schedule for the three month period ended June 30, 2000.

     b)  Reports on Form 8-K

         We did not file any reports on Form 8-K during the three month period ended June 30, 2000.

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


                                  WISCONSIN CENTRAL TRANSPORTATION
                                  CORPORATION



Date:  August 14, 2000                  By:  /s/   Ronald G. Russ
                                            ----------------------
                                                   Ronald G. Russ

                                                   Executive Vice President and
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number                 Description
-------                -----------------------------------------------------

  4.1                  Revolving Credit Agreement dated as of August 1, 2000.

 27.1                  Financial Data Schedule