Form 10-K/A
period 1999-12-31
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 2000-09-29
CIK 874213

UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-K/A

                               Amendment No. 1 to
                 Annual report pursuant to Section 13 or 15(d)
          of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999
                                 -----------------


                          Commission File Number 0-19150
                                                 -------

                         WISCONSIN CENTRAL TRANSPORTATION
                                    CORPORATION

              (Exact name of registrant as specified in its charter)


               Delaware                                   36-3541743

    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                 Identification Number)


   6250 North River Road, Suite 9000
          Rosemont, Illinois                                 60018

(Address of principal executive offices)                   (Zip Code)

    Registrant's telephone number,
        including area code:                            (708) 318-4600
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

                                                                         PAGE
                                                                         ----
INDEPENDENT AUDITORS' REPORT............................................. 27*

FINANCIAL STATEMENTS

         Consolidated Balance Sheets..................................... 28-29*
         Consolidated Statements of Income............................... 30*
         Consolidated Statements of Changes in Stockholders' Equity...... 31*
         Consolidated Statements of Cash Flows........................... 32*
         Notes to Consolidated Financial Statements...................... 33-46*


FINANCIAL STATEMENTS OF ENGLISH WELSH & SCOTTISH RAILWAY HOLDINGS LIMITED **

         Auditor's Report................................................. A-4
         Consolidated Profit and Loss Account............................. A-5
         Consolidated Balance Sheet....................................... A-6-7
         Reconciliation of Movements in Shareholders' Funds............... A-8
         Consolidated Cash Flow Statement................................. A-9
         Notes to Consolidated Financial Statements .................... A-10-31


Note *: The page numbers indicated are those under which such information was filed as part of the Company's Report on Form 10-K filed on March 22, 2000. Such information is not being amended by this Report on Form 10-K/A.

Note**: The amounts shown in the English Welsh & Scottish Railway Holdings Limited financial statements are stated in pounds sterling. At March 31, 2000, each pound sterling equaled US $1.5913.

                                                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this Report:

                                                                          PAGE
                                                                          ----
     (a)(1) Financial Statements

              Consolidated Balance Sheets................................ 28-29*
              Consolidated Statements of Income........................... 30*
              Consolidated Statements of Changes in Stockholders' Equity.. 31*
              Consolidated Statements of Cash Flows....................... 32*
              Notes to Consolidated Financial Statements................. 33-46*


    (2) Schedules

    Financial Statements of English Welsh & Scottish Railway Holdings Limited **

              Auditor's Report............................................ A-4
              Consolidated Profit and Loss Account........................ A-5
              Consolidated Balance Sheet.................................. A-6-7
              Reconciliation of Movements in Shareholders' Funds.......... A-8
              Consolidated Cash Flow Statement............................ A-9
              Notes to Consolidated Financial Statements ............... A-10-31


     (3) Exhibits

              The exhibits set forth in the Index to Exhibits in the Report on Form 10-K filed on March 22, 2000 are not being amended by this Report on Form 10-K/A.

     (b) Reports on Form 8-K filed during the quarter ended December 31, 1999.

              The information provided on the Report on Form 10-K filed on March 22, 2000 is not being amended by this Report on Form 10-K/A.

Note *: The page numbers indicated are those under which such information was filed as part of the Company's Report on Form 10-K filed on March 22, 2000. Such information is not being amended by this Report on Form 10-K/A.

Note**: The amounts shown in the English Welsh & Scottish Railway Holdings Limited financial statements are stated in pounds sterling. At March 31, 2000, each pound sterling equaled US $1.5913.

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

                                      WISCONSIN CENTRAL TRANSPORTATION
                                      CORPORATION
                                      (Registrant)

                                      By:      /s/   Ronald G. Russ

                                                     Ronald G. Russ
                                                     Executive Vice President
                                                     Chief Financial Officer

                                                     Date:    September 29, 2000

                          Independent Auditors' Report

To the Board of Directors and Shareholders of English Welsh & Scottish Railway Holdings Limited:



We have audited the accompanying consolidated balance sheets of English Welsh & Scottish Railway Holdings Limited and subsidiaries as of 31 March 2000 and 31 March 1999 and the related consolidated profit and loss accounts, reconciliations of movements in shareholders' funds and consolidated cash flows for each of the years in the two year period ended 31 March 2000. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of English Welsh & Scottish Railway Holdings Limited and subsidiaries as of 31 March 2000 and 31 March 1999 and the results of their operations and their cash flows for each of the years in the two year period ended 31 March 2000 in conformity with generally accepted accounting principles in the United Kingdom.

Generally accepted accounting principles in the United Kingdom vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected the results of operations for the years ended 31 March 2000 and 31 March 1999 and shareholders' equity at 31 March 2000 and 31 March 1999 to the extent summarised in supplemental note 26 to the consolidated financial statements.


KPMG
                                                           London
Chartered Accountants                                      1 September 2000
Registered Auditors


Consolidated profit and loss account
for the year ended  31 March 2000

in millions                                                              Note            2000              1999
                                                                         ----           ------            ------
Turnover                                                                   2             520.6             523.9

Operating costs (excluding exceptional costs)                              3            (480.7)           (474.1)
Exceptional costs                                                          4             (14.3)              -
                                                                                        ------            ------
Total operating costs                                                                   (495.0)           (474.1)

Operating profit before exceptional costs                                                 39.9              49.8

                                                                                        ------            ------
Operating profit                                                                          25.6              49.8

(Loss)/profit on sale of fixed assets                                                     (0.2)              2.0
Net interest payable and similar charges                                   7             (13.0)            (13.2)

                                                                                        ------            ------
Profit on ordinary activities before taxation                              4              12.4              38.6
Tax on profit on ordinary activities                                       8              (1.9)             (5.8)

                                                                                        ------            ------
Retained profit on ordinary activities after taxation for the year        19              10.5              32.8
                                                                                        ======            ======



There are no recognised gains or losses in the year other than the profit for the year. There were no differences between the profit and loss account shown above and that prepared on a historical cost basis.

All of the group's activities are continuing.


Consolidated balance sheet
at 31 March 2000

in millions                                                          Note                     2000                  1999
                                                                     ----                     -----                 -----
Fixed assets
Intangible assets
Goodwill                                                              11                        4.8                   5.1
Negative goodwill                                                     11                     (105.8)               (136.2)
                                                                                              -----                 -----
                                                                                             (101.0)               (131.1)
                                                                                              -----                 -----
Tangible assets                                                        9                      418.5                 469.7
Investments                                                           10                        3.2                   1.3
                                                                                              -----                 -----
                                                                                              320.7                 339.9
                                                                                              -----                 -----
Current assets
Stocks                                                                12                       22.1                  20.3
Debtors due in more than one year                                     13                       75.5                  79.8
Debtors due within one year                                           13                      111.9                 127.0
                                                                                              187.4                 206.8
Cash at bank and in hand                                                                        9.5                  18.4
                                                                                              -----                 -----
                                                                                              219.0                 245.5

Creditors: amounts falling due within one year                        14                     (129.1)               (146.9)

                                                                                              -----                 -----
Net current assets                                                                             89.9                  98.6
                                                                                              -----                 -----

Total assets less current liabilities                                                         410.6                 438.5

Creditors: amounts falling due after more than one year               15                     (151.9)               (185.6)
Provisions for liabilities and charges                                16                      (46.7)                (57.1)
Deferred income                                                       17                      (12.1)                (10.9)
                                                                                              -----                 -----
Net assets                                                                                    199.9                 184.9
                                                                                              =====                 =====

Capital and reserves
Called up share capital                                               18                      104.6                 100.2
Share premium account                                                 19                        2.0                   1.9
Profit and loss account                                               19                       93.3                  82.8

                                                                                              -----                 -----
Equity shareholders' funds                                                                    199.9                 184.9
                                                                                              =====                 =====


These financial statements were approved by the board of directors on 24 July 2000 and were signed on its behalf by:

P.R. Mengel

Chief Executive


Company balance sheet at 31 March 2000

in millions                                                        Note               2000                 1999
                                                                   ----              -----                -----
Fixed assets
Investments                                                         10               147.6                131.0

Current assets

Debtors                                                             13               235.9                195.7
Cash at bank and in hand                                                              47.6                   -
                                                                                     -----                -----
                                                                                     283.5                195.7

Creditors : amounts falling due within one year                     14               (79.5)               (85.3)
                                                                                     -----                -----

Net current assets                                                                   204.0                110.4

Total assets less current liabilities                                                351.6                241.4

Creditors: amounts falling due after more than one year             15              (151.7)               (56.5)
                                                                                     -----                -----

Net assets                                                                           199.9                184.9
                                                                                     =====                =====
Capital and reserves
Called up share capital                                             18               104.6                100.2
Share premium account                                               19                 2.0                  1.9
Revaluation reserve                                                 19               102.3                 87.6
Profit and loss account                                             19                (9.0)                (4.8)
                                                                                     -----                -----
Equity shareholders' funds                                                           199.9                184.9
                                                                                     =====                =====


These financial statements were approved by the board of directors on 24 July 2000 and were signed on its behalf by:

P.R. Mengel

Chief Executive


Reconciliation of movements in shareholders' funds for the year ended 31 March 2000

in millions                                                              2000                             1999
                                                                 ----------------------            ---------------------
                                                                 Group          Company            Group         Company
                                                                 -----          -------            -----         -------
Profit/(loss) for the year                                        10.5            (4.2)             32.8           (2.2)
New share capital subscribed                                       4.4             4.4               0.8            0.8
Share premium arising on new share capital                         0.1             0.1               0.4            0.4
Revaluation of investment in subsidiaries                          -              14.7               -             35.0

                                                                 -----           -----             -----          -----
Net addition to shareholders' funds                               15.0            15.0              34.0           34.0
Opening shareholders' funds                                      184.9           184.9             150.9          150.9
                                                                 -----           -----             -----          -----
Closing shareholders' funds                                      199.9           199.9             184.9          184.9
                                                                 =====           =====             =====          =====


Consolidated cash flow statement
for the year ended 31 March 2000

in millions                                                    Note               2000               1999
                                                               -----              -----              -----
Net cash inflow from operating activities                        22                33.0               50.2

Return on investments and servicing of finance                   23               (10.5)             (18.3)

Taxation received / (paid )                                                         0.9               (0.9)

Capital expenditure and financial investment                     23                (2.0)             (44.8)

Acquisitions and disposals                                       23                  -                (3.2)
                                                                                  -----              -----

Net cash inflow / (outflow) before financing                                       21.4              (17.0)

Financing

  Issue of ordinary share capital                                                   4.5                1.2
  Long term loans raised                                                           95.8               40.0
  Costs of raising long term loans                                                 (1.4)                -
  Repayment of long term loans                                                   (127.3)             (25.0)
  Movement in cost of investment in own shares                                     (1.6)              (0.9)
  Repayment of finance leases                                                      (0.3)              (0.5)
                                                                                  -----              -----

Net cash (outflow) / inflow from financing                                        (30.3)              14.8
                                                                                  -----              -----
Decrease in cash and cash equivalents                            24                (8.9)              (2.2)
                                                                                  =====              =====



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

         Basis of consolidation

         The group accounts consolidate the accounts of English Welsh & Scottish Railway Holdings Limited and all its subsidiary undertakings and participating interests. These accounts are made up to 31 March 2000. The consolidated accounts are based on accounts of subsidiary undertakings, all of which are coterminous with those of the parent company, and on the accounts of the parent company.

         The acquisition method of accounting has been adopted. Under this method, the results of subsidiary undertakings and participating interests acquired in the period are included in the consolidated profit and loss account from the date of acquisition.

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

         Fixed assets and depreciation

         Tangible fixed assets are stated at original cost less accumulated depreciation. In the case of assets constructed by the Group, finance costs as defined by FRS 15 are included in costs. Depreciation is provided by the company to write off the cost less the estimated residual value of tangible fixed assets by equal instalments over their estimated useful economic lives from the time assets come into service as follows:

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

         Foreign Exchange

         Transactions in foreign currencies are recorded at the rate ruling at the date of the transaction or at the contract rate if the transaction is covered by a forward exchange contract. Monetary assets and liabilities denominated in foreign currencies are translated at the rate of exchange ruling at balance sheet date or, if appropriate, at the forward exchange contract rate. All differences are taken to the profit and loss account except to the extent that they are recoverable from a third party in which case they are recorded as a debtor.

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

3        Operating expenditure

         in millions                                                                             2000                1999
                                                                                                -----               -----
         Raw materials and consumables                                                           54.9                58.8
         Other external charges                                                                 227.0               211.0
         Staff costs (Note 6)                                                                   187.1               195.1
         Depreciation and other amounts written off tangible and intangible fixed assets         11.7                 9.2
                                                                                                480.7               474.1
                                                                                                =====               =====

4        Profit on ordinary activities before taxation

         in millions                                                                             2000                1999
                                                                                                 ----                ----
         Profit on ordinary  activities before taxation is stated after charging
         Auditors' remuneration:
         Audit - group                                                                            0.2                 0.2
         Other services - group                                                                   0.1                 0.1
         Depreciation and other amounts written off tangible fixed assets:
         Owned                                                                                   41.7                17.5
         Leased                                                                                   1.0                 0.9
         Amortisation of positive goodwill                                                                            0.3
         Rentals payable under operating leases     - hire of plant and machinery                                     8.6
                                                    - other operating leases                                          1.2
         Year 2000 costs                                                                          2.5                 1.8
         Exchange losses                                                                          0.6                 0.2

         after crediting
         Government grants credited to profit and loss account                                    3.2                 0.4
         Rents receivable from property                                                           9.4                 9.4
         Amortisation of negative goodwill                                                       30.4                 9.5


         Charges amounting to 14.3 million have been classified as exceptional items in the profit and loss account. These charges comprise the termination of an IT project (12.5 million) and the write down of wagons (23.5 million), the latter being offset by 21.7 million write down of negative goodwill.

         The operating loss dealt with in the accounts of the parent company was
         0.3 million (1999:0.3 million).

Notes continued

5        Remuneration of directors

                                                                                            2000             1999
                                                                                         ------------     ------------
         Aggregate emoluments of directors                                                  246,974          180,277
         Number of directors for  whom retirement benefits are accruing under a money             -                1
         purchase scheme
         Number of directors for  whom retirement benefits are accruing under a                   -                1
         defined benefits scheme
         Number of directors eligible for shares under a long term incentive scheme               1                1

         Highest Paid Director

         The highest paid director received emoluments of 135,216 (1999:164,277) in the year.

         Director's interests in the ordinary share capital of the company and options granted during the year are disclosed below.

         45,652 (1999: 32,000) was paid to Wisconsin Central Transportation Corporation, a shareholder in the company, for the provision of the services of E A Burkhardt, T F Power, T Rissman and R H Wheeler, who were also directors of Wisconsin Central Transportation Corporation during part or all of the year. A further 1,446,399 (1999: 1,315,516) was paid in relation to the provision of consultancy and advisory services under a management contract amongst other things.

         32,000 (1999: 119,200) was paid or is payable to Berkshire Partners, a shareholder in the company, for the services of C Ferenbach and R K Lubin.

         16,000 (1999: 22,267) was paid or is payable to Fay Richwhite, a shareholder in the company, for the services of D M Richwhite.
         Nil (1999: 26,600) was paid or is payable to McLachlan Rissman & Doll for the services of T W Rissman, a partner in the above practice.

         7,385 (1999: 8,615) was paid or is payable to BIL Consultants for the services of R O H Morley.

         I K Braybrook received 415,492 in compensation for loss of office, 383,750 of which was in cash.

         Transactions involving directors

         McLachlan Rissman & Doll, a partnership in which T W Rissman has an interest, was paid 28,706 (1999: 72,436) during the period for the provision of legal and other professional services.

         The shares and options held by directors were as follows.

                                             Ordinary Shares of 1 pound each       Share Options
                                                    held in the company
                                                  1 April       31 March        1 April       31 March
                                                    1999          2000            1999          2000
                                                    ----          ----            ----          ----
         T.F. Power                               200,000       200,000         100,000        100,000
         C. Ferenbach                             200,000       200,000         100,000        100,000
         Lord B. Griffiths of Fforestfach         200,000       200,000         100,000        100,000
         R.K. Lubin                               200,000       200,000         100,000        100,000
         D.M. Richwhite                           200,000            -          100,000         78,036
         T.W. Rissman                             200,000       200,000         100,000        100,000
         I.K. Braybrook                           150,000            -          319,538           -
         E.A. Burkhardt                           200,000            -          100,000           -

  Notes continued

  5      Remuneration of directors continued

         Except as detailed below, the options are exercisable at (pound)1.00 each no sooner than 10 September 1999 and no later than 10 September 2003 and no options were granted to or exercised by the directors during the year.

         The Board deemed the market value of the shares to be 3 pounds throughout the year.

         E.A Burkhardt disposed of 200,000 shares and 100,000 options to Wisconsin Central International Inc. on 17 August 1999.

         I.K. Braybrook exercised all options available to him and the resultant shares were purchased by the EWS Employee Share Trust.

         D.M. Richwhite disposed of 200,000 shares to Fay Richwhite UK Limited on 30 June 1999.

         D.M. Richwhite transferred 3,240 options to Goldman Sachs and 18,724 options to Wisconsin Central International Inc. on 30 June 1999.

         D.M. Richwhite, in addition to the shares and options above, has a disclosable interest in 13,390,203 of the issued ordinary share capital of the company.

         A.T. Gibbs has a disclosable interest in 1,262,000 of the issued ordinary share capital of the company.


6        Staff numbers and costs

                                                               2000       1999
                                                                No.        No.
                                                              -----      -----
         Average number of people employed:
         Management and operation of rail freight services    6,221      6,866
                                                              =====      =====



         At 31 March 1999 6,564 people were employed by the group which total had reduced to 5,917 by 31 March 2000.

         The aggregate payroll costs of these persons were as follows:

         in millions                                           2000       1999
                                                              -----      -----
         Wages & salaries                                     156.7      163.3
         Social security  costs                                12.8       13.1
         Other pension costs (see note 21)                      4.4        2.4
         Other staff costs                                     13.2       16.3
                                                              -----      -----
                                                              187.1      195.1
                                                              =====      =====

Notes continued

7        Net interest payable and similar charges

         in millions                                                                          2000          1999
                                                                                             -----         -----

         Other interest receivable and similar income                                          0.4           0.6

         Other interest payable and similar charges:

         On bank loans and overdrafts repayable within five years                            (13.2)        (18.4)
         Finance charges payable in respect of finance leases and hire purchase contracts     (0.2)          -
                                                                                             -----         -----
                                                                                             (13.4)        (18.4)
         Interest capitalised                                                                  -             4.6
                                                                                             -----         -----
         Total other interest payable and similar charges                                    (13.4)        (13.8)
                                                                                             -----         -----

         Net interest payable and similar charges                                            (13.0)        (13.2)
                                                                                             =====         =====


8        Taxation

                                                                                              2000          1999
                                                                                              ----          ----
       UK corporation tax at 30% (1999: 30%) on the profit on ordinary activities for the
       year to 31 March 2000                                                                   -              -

       Deferred Taxation                                                                      (1.9)         (5.8)
                                                                                              ----          ----
                                                                                              (1.9)         (5.8)
                                                                                              ====          ====


         The group has a low effective tax rate due to the current and prospective availability of substantial capital allowances.

         The exceptional items reduced the tax charge by 1.9 million.

Notes continued

9        Tangible fixed assets

                                                                     Plant,
      in millions                                                   Machinery                           Assets in
                                   Land &        Rolling               &                Infra-          course of
                                 buildings        stock            equipment          structure       construction         Total
                               ------------    -------------    ---------------     -------------    ---------------    ------------
      Group
      Cost

      At 1 April 1999                65.8            325.4              30.6                 9.5              97.5            528.8
      Additions                       1.5              5.3               7.7                 2.3              50.5             67.3
      Disposals                      (1.6)            (3.8)             (0.3)                -               (71.2)           (76.9)
      Transfers                       1.9              3.3               7.1                 4.7             (17.0)             -
                                    -----            -----             -----               -----             -----            -----
      At 31 March 2000               67.6            330.2              45.1                16.5              59.8            519.2
                                    =====            =====             =====               =====             =====            =====

      Depreciation and
      diminution in value

      At 1 April 1999                (3.4)           (39.1)            (15.5)               (1.1)              -              (59.1)
      Charge for the year            (1.4)           (13.6)             (4.3)               (0.8)              -              (20.1)
      Accelerated                     -              (22.6)              -                   -                 -              (22.6)
      depreciation
      On disposals                    0.1              0.7               0.3                 -                 -                1.1
                                    -----            -----             -----               -----             -----            -----
      At 31 March 2000               (4.7)           (74.6)            (19.5)               (1.9)              -             (100.7)
                                    =====            =====             =====               =====             =====            =====

      Net book value
      At 31 March 2000               62.9            255.6              25.6                14.6              59.8            418.5
                                    =====            =====             =====               =====             =====            =====

      At 31 March 1999               62.4            286.3              15.1                 8.4              97.5            469.7
                                    =====            =====             =====               =====             =====            =====

         The net book value of land and buildings at 31 March 2000 comprises:


       in millions                       Group    Company      Group     Company
                                          2000      2000        1999       1999
                                         -----    -------      -----     -------


       Freehold land and buildings        36.8        -         34.8         -
       Long leasehold                     24.1        -         25.5         -
       Short leasehold                     2.0        -          2.1         -
                                          ----      ----        ----       ----
                                          62.9        -         62.4         -
                                          ====      ====        ====       ====

       Included in freehold land and buildings is land valued at 4.8 million which is not depreciated.

Notes continued

9        Tangible fixed assets continued

         Assets held under finance leases

       in millions                                         Plant,
                                                         machinery
                                            Rolling         and
                                             stock       equipment        Total
                                            -------        -----          -----
       Cost:
       At 1 April 1999 and 31 March 2000      22.6           1.0           23.6
                                              ----          ----           ----

       Depreciation:
       At 1 April 1999                        (8.1)         (0.9)          (9.0)
       Charge for the year                    (0.9)         (0.1)          (1.0)

                                              ----          ----           ----
       At 31 March 2000                       (9.0)         (1.0)         (10.0)
                                              ----          ----           ----

       Net Book Value
       At 31 March 2000                       13.6            -            13.6
                                              ====          ====           ====

       At 31 March 1999                       14.5           0.1           14.6
                                              ====          ====           ====


10       Fixed asset investments

       in millions                   Own      Participating    Trade
                                    Shares      interests    Investment    Total
                                    ------    -------------  ----------    -----
       Group
       Cost
       At 1 April 1999                1.7           0.6         0.6         2.9
       Additions                      1.9            -           -          1.9
       Disposals                     (0.3)           -           -         (0.3)
                                     ----          ----        ----        ----
       At 31 March 2000               3.3           0.6         0.6         4.5
                                     ----          ----        ----        ----
       Provisions

       At 1 April 1999               (1.6)           -           -         (1.6)
       Utilised during the year       0.3            -           -          0.3
                                     ----          ----        ----        -----
                                     (1.3)           -           -         (1.3)
                                     ----          ----        ----        -----
       At 31 March 2000
       Net Book Value
       31 March 2000                  2.0           0.6         0.6         3.2
                                     ====          ====        ====        ====

       31 March 1999                  0.1           0.6         0.6         1.3
                                     ====          ====        ====        ====

Notes continued

10       Fixed asset investments - company continued

         EW & S Employee Share Trust, was created on 14 November 1996. The trustee, EWS Trustees Ltd, at its absolute discretion determines which directors and employees are to participate in a bonus share plan in any fiscal year. All costs incurred in the administration of the trust are charged to the profit and loss account as incurred.

         At 31 March 2000,  the trust held 1,608,039 (1999: 1,188,005) shares of which 863,754 (1999: 1,070,520) were under option to employees and directors. The historic cost of these shares is 3.3 million.

       in millions                     Own       Value of shares in
                                      shares        subsidiaries          Total
                                      ------     ------------------       -----
       Company
       Cost/Valuation
       At 1 April 1999                  1.7             130.9             132.6
       Additions at cost                1.9                -                1.9
       Disposals                       (0.3)               -               (0.3)
       Revaluation                       -               14.7              14.7
                                       ----             -----             -----
       At 31 March 2000                 3.3             145.6             148.9
                                       ----             -----             -----
       Provisions
       At 1 April 1999                 (1.6)               -               (1.6)
       Utilised during the year         0.3                -                0.3
                                       ----             -----             -----
                                       (1.3)               -               (1.3)
                                       ----             -----             -----

       Net Book Value 31 March 2000     2.0             145.6             147.6
                                       ====             =====             =====

       Net Book Value 31 March 1999     0.1             130.9             131.0
                                       ====             =====             =====

         Investments in group companies have been revalued to reflect the underlying book value of the net assets of the subsidiaries. This revaluation is eliminated on consolidation.

         The companies in which the company's interest is 10% or more are as follows:

                                                                                                             Class and
                                                  Country of                                               percentage of
                                               registration or            Principal activity                shares held
                                                incorporation                                             Group & company

                                               ---------------        ---------------------------         ---------------
       Subsidiary undertakings
       Boreal & Austral Railfreight Limited    England & Wales             Holding company                100% 1 Ordinary
       New Locomotive Finance Limited          England & Wales         Acquisition and leasing            100% 1 Ordinary
                                                                           of rolling stock
       RES (December) Limited                  England & Wales             Holding company                100% 1 Ordinary
       Rail Express Systems Limited            England & Wales        Transportation and allied           100% 1 Ordinary
                                                                               services

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

Notes continued

10       Fixed asset investments - company continued

                                                                                                             Class and
                                                  Country of                                               percentage of
                                               registration or            Principal activity                shares held
                                                incorporation                                             Group & company
                                               ---------------        ---------------------------         ---------------

       LGJV Limited                            England & Wales                 Dormant                    100% 1 Ordinary
       EWS Finance Limited                     England & Wales         Acquisition and leasing            100% 1 Ordinary
                                                                           of rolling stock
       East & West Limited                     England & Wales             Holding company                100% 1 Ordinary
       English Welsh & Scottish Railway        England & Wales            Haulage of freight              100% 1 Ordinary
       International Limited
       EW & S Trustees Limited                 England & Wales        Trustee of employee share           100% 1 Ordinary
                                                                                trust

       Locomotive 6667 Limited                 England & Wales                 Dormant                    100% 1 Ordinary

       Participating interests

       Allied Continental Intermodal

       Services Limited                        England & Wales               Railfreight                   25% 1 Ordinary
       Autotrax Limited                        England & Wales           Terminal management               24% 1 Ordinary
       Intermodal Wagon Systems Limited
                                               England & Wales               Railfreight                   25% 1 Ordinary
       Combined Transport Limited              England & Wales               Railfreight                   10% 1 Ordinary
       Unilog NV                                   Belgium                   Railfreight                   45% 1 Ordinary


         The investments in participating interests are unlisted. In the opinion of the directors, the aggregate value of these investments is not less than the amounts at which they are stated in the balance sheet.

11       Goodwill

         Intangible assets consist of goodwill arising on the acquisition of businesses acquired by the group. No goodwill is recorded in the books of the company.

         in millions                                                     Negative         Positive          Total
                                                                         Goodwill         Goodwill         Goodwill
                                                                        ------------    ------------     ------------
         Gross Value
         At 1 April 1999 and 31 March 2000                                (150.2)            6.0            (144.2)
                                                                          ------           -----            ------

         Accumulated amortisation

         At 1 April 1999                                                    14.0            (0.9)             13.1
         Amortisation of goodwill during the year                            8.7            (0.3)              8.4
         Accelerated release of negative goodwill                           21.7             -                21.7
                                                                          ------           -----            ------
         At 31 March 2000                                                   44.4            (1.2)             43.2
                                                                          ------           -----            ------
         Net Book Value

         At 31 March 2000                                                 (105.8)            4.8            (101.0)
                                                                          ======           =====            ======
         At 31 March 1999                                                 (136.2)            5.1            (131.1)
                                                                          ======           =====            ======


         (pound)38.6 million of the negative goodwill is being amortised over the period from the 22 November 1997 to 30 April 2005 for the reasons detailed in note 20(vii). The remaining negative goodwill is amortised over the life of the assets to which it relates. The accelerated release of negative goodwill arises on the write down of the carrying value of certain wagons.

Notes continued

12       Stocks

         Stocks held by the group comprise spare parts held for the maintenance of the group's assets. No stocks were held by the company.

13       Debtors

       in millions                                                       Group         Company           Group         Company
                                                                         2000            2000            1999            1999
                                                                         -----         -------           -----         -------
       Amounts falling due within one year

       Trade debtors                                                      71.5             -              62.6             -
       Amounts owed by group undertakings                                  -             234.4             -             194.4
       Amounts owed by participating interests                             7.2             -              10.6             -
       Other debtors                                                      17.8             1.5            37.1             1.3
       Prepayments and accrued income                                     15.4             -              16.7             -
                                                                         -----           -----           -----           -----
                                                                         111.9           235.9           127.0           195.7
                                                                         =====           =====           =====           =====
       Amounts falling due after more than one year
       Pension fund prepayment                                            75.5             -              79.8             -
                                                                         =====           =====           =====           =====

14       Creditors: amounts falling due within one year

       in millions                                                       Group          Company         Group           Company
                                                                         2000            2000            1999             1999
                                                                         -----          -------         -----           -------

       Bank loans and overdrafts                                          25.0             -              23.3             6.9
       Trade creditors                                                    43.0             -              52.4             -
       Amounts owed to group undertakings                                  -              77.8             -              77.7
       Obligations under finance leases and hire purchase contracts        0.6             -               0.3             -
       Other creditors including taxation and social security:
           Corporation tax                                                 5.6             -               4.7             -
           Other taxes and social security costs                          11.4             -               8.7             -
           Other creditors                                                 6.7             -               2.3             0.1
       Accruals                                                           36.8             1.7            55.2             0.6
                                                                         -----           -----           -----           -----
                                                                         129.1            79.5           146.9            85.3
                                                                         =====           =====           =====           =====

15       Creditors: amounts falling due after more than one year

       in millions                                                       Group          Company         Group          Company
                                                                         2000            2000            1999            1999
                                                                         -----          -------         -----          -------

       Bank loans (net of unamortised financing costs)                   150.8           151.7          183.9            56.5
       Obligations under finance leases and hire purchase contracts        1.1             -              1.7             -
                                                                        ------           -----          -----           -----
                                                                         151.9           151.7          185.6            56.5
                                                                        ======           =====          =====           =====


         Notes continued

         Interest Rates and Security on Loans

         The Group renegotiated the terms of its bank loans in November 1999. The bank loans now include:

         A senior revolving credit facility of 150M. Borrowers include EWS Holdings, EWS Railway Limited, Loadhaul Limited, Mainline Freight Limited, Rail Express System Limited; The loan is secured by a first fixed and floating charge over the tangible and intangible assets of the Group except certain assets of EWS Railway which are subject to a prior charge in favour of the Post Office under the terms of a contract for the carriage of mail, and the shares of New Locomotive Finance Limited, English Welsh & Scottish Railway International Limited, and East & West Limited which are charged on a subordinated basis. The facility has cross-guarantees from the all material members of the group. The loan is repayable in full on 30 September 2003, and attracts interest of Libor plus a margin of between 75 basis points and 150 basis points. At 31 March 2000 there was 93.8 outstanding net of unamortised financing charges. (1999: 73.6M)

         A  term  loan  of  60M;  The  borrower  is  English  Welsh  &  Scottish
         Railway Holdings Limited. The loan is secured and guaranteed in the same manner as the senior revolving credit facility, but ranks after it in order of preference and is repayable in full in February 2004. The loan attracts interest of Libor plus a margin of 65 basis points. At 31 March 2000 there was 57.2m outstanding net of unamortised financing costs. (1999 56.5M)

         A revolving credit facility of 25M; The sole borrower is EWS Finance Limited. The loan is secured by a fixed charge over the borrower's tangible assets financed or refinanced through the facility, a first priority charge over the shares of EWS Finance, and a general floating charge. EWS Holdings Limited provides a subordinated guarantee of lease payments due from EWS Railway Ltd to EWS Finance Limited. The loan is repayable in full on 30 September 2003, and attracts interest of Libor plus a margin of between 75 basis points and 150 basis points. At 31 March 2000 there was Nil outstanding. (1999: 33M)

         A term loan made to New Locomotive Finance Limited. The loan is secured a first priority charge over the shares of NLFL , and fixed and floating charges over the tangible and intangible assets of NLFL . The timing of the repayment of the loan depends on the dates on which the final class 66 and class 67 locomotives are delivered. It is expected that the loan will be extinguished during the year ending 31 March 2001. The loan attracts interest of Libor plus a margin of 125 basis points. At 31 March 2000 there was 25m outstanding net of unamortised financing costs. (1999 44.1M)

         Bank loans payable by instalments:

       in millions                                                              Group                     Company
                                                                        2000          1999          2000         1999
                                                                        ----          ----          ----         ----
       Amounts falling due:
           In more than 1 year but not more than 2 years                  -           36.7            -            -
           In more than 2 years but not more than 5 years              150.8         145.5         151.7         56.5
           In more than 5 years                                           -            1.7            -            -
                                                                       -----         -----         -----        -----
                                                                       150.8         183.9         151.7         56.5
                                                                       =====         =====         =====        =====

Notes continued

15       Creditors: amounts falling due after more than one year continued


         The interest rate and currency profiles of bank loans are as follows:

                                                      Total            Weighted            Weighted           Fair value
                                                    borrowings          average          average time             of
                                                     millions        interest rate      for which rate        borrowings
                                                                                           is fixed            millions
                                                 ---------------    --------------     ----------------    --------------
       Group

       Sterling
       Variable rate                                  143.2               -                    -                143.2
       Fixed rate                                      25.0              7.9%               5 Years              25.2

       US Dollars
       Variable rate                                     -                -                    -                   -
       Fixed rate                                      12.8              7.3%              27 Months             12.8
                                                      -----                                                     -----
                                                      181.0                                                     181.2
                                                                                                                =====
       Less unamortised finance costs                  (5.2)
                                                      -----
                                                      175.8
                                                      =====

       Company

       Variable rate                                  131.0                -                   -                131.0
       Fixed rate                                      25.0              7.9%               5 Years              25.2
                                                      -----                                                     -----
                                                      156.0                                                     156.2
                                                                                                                =====
       Less unamortised finance costs                  (4.3)
                                                      -----
                                                      151.7
                                                      =====


         The fair value of borrowings has been determined by marking interest rate swaps to market at 31 March 2000.

         The maturity of obligations under finance leases and hire purchase contracts is as follows:

       in millions                     Group     Company      Group      Company
                                       2000        2000       1999         1999
                                       ----        ----       ----         ----

       Within one year                  0.6          -         0.5           -
       In the second to fifth years     1.1          -         1.3           -
       Over five years                   -           -         0.2           -
                                        ---         ---        ---          ---
                                        1.7          -         2.0           -
                                        ===         ===        ===          ===

Notes continued

16       Provisions for liabilities and charges

     in millions                 Environmental     Deferred Tax        Redundancy        Claims           Other             Total
                                   Provision        Provision           Provision       Provision       Provisions        Provisions
                                 -------------     ------------        ----------       ---------       ----------        ----------
     Group
     At 1 April 1999                  6.2             14.5               14.9              11.2             10.3             57.1
     Utilised during year            (0.2)              -               (12.3)             (4.6)            (0.5)           (17.6)
     Unutilised amounts
     released in the year              -                -                  -               (4.1)            (1.9)            (6.0)
     Provisions created in
     the year                          -               1.9                 -                5.6              5.7             13.2
                                     ----             ----               ----              ----             ----             ----
     At 31 March 2000                 6.0             16.4                2.6               8.1             13.6             46.7
                                     ====             ====               ====              ====             ====             ====

         The environmental provision represents the anticipated future costs of rectifying potential pollution at sites occupied by the group. The redundancy provision reflects the anticipated future costs of implementing plans to restructure the group. The claims provision represents the anticipated costs of claims made by third parties against group companies to the extent they are not recoverable from the group's insurers.

         The amounts provided and not provided for deferred tax are analysed below:

         in millions                                                       2000                               1999
                                                                 Provided         Unprovided        Provided         Unprovided
                                                                 --------         ----------        --------         ----------
         Difference between accumulated depreciation and
         amortisation and capital allowances                       (3.5)             43.3              (2.8)            56.4
         Timing difference on pension fund surplus                 22.7                -               23.9               -
         Timing difference on provision for redundancies           (0.8)               -               (4.5)              -
         Other timing differences                                  (2.0)             (2.2)             (2.1)            (1.9)
                                                                   ----              ----              ----             ----
                                                                   16.4              41.1              14.5             54.5
                                                                   ====              ====              ====             ====

17       Deferred Income

       in millions                                      2000        1999
                                                        ----        ----
       Government capital grants                         8.2         4.9
       Other deferred income                             3.9         6.0
                                                        ----        ----
                                                        12.1        10.9
                                                        ====        ====
       Government capital grants
       At 1 April 1999                                   4.9         1.8
       Receivable during the period                      4.8         3.5
       Credited to profit and loss account              (1.5)       (0.4)
                                                        ----        ----
       At 31 March 2000                                  8.2         4.9
                                                        ====        ====

Notes continued

18       Called up share capital

                                                               Number of shares                   Group and Company
                                                           2000              1999              2000              1999
                                                       -----------       -----------         ---------         --------
                                                                                              millions         millions
         Authorised
         Ordinary shares of 1 each                     125,000,000       125,000,000              125.0          125.0


         Allotted, called up and fully paid                                                      No            millions
                                                                                            -----------        --------
         Ordinary shares of(pound)1 each
         At 1 April 1999                                                                    100,155,951          100.2
         Shares issued at par                                                                 4,411,522            4.4
         Shares issued at a premium of(pound)2.00                                                36,667             -
                                                                                            -----------          -----
         At 31 March 2000                                                                   104,604,140          104.6
                                                                                            ===========          =====


         At 31 March 2000 options totalling 6,336,312 (1999:  7,941,521) were in issue exercisable at the prices and over the time frames detailed below.

         Exercisable between                            Exercise         Number
                                                          price         options
                                                        --------       ---------
         10 September 1999 and 10 September 200           1.00         2,245,000
         10 September 1999 and 10 September 2006          1.00           810,000
         16 September 2000 and 16 September 2004          1.30           100,000
         16 September 2000 and 16 September 2004          1.69           179,498
         18 November 2000 and 18 November 2004            1.69            35,000
         18 September 2001 and 18 September 2005          1.69            85,502
         18 September 2001 and 18 September 2005          3.00            30,000
         18 September 2001 and 18 September 2008          3.00            10,000
         8 March 2002 and 8 March 2006                    1.69            35,000
         13 July 2002 and 13 July 2006                    3.00            19,500
         12 October 2002 and 12 October 2006              3.00             1,667
         31 August 2002 and 31 August 2009                3.00             5,000
         13 September 2002 and 13 September 2009          3.00             5,000
         12 October 2002 and 12 October 2009              3.00            10,000
         24 November 2002 and 24 November 2009            3.00         2,765,145
                                                                       ---------
                                                                       6,336,312
                                                                       =========


         At 31 March 2000 warrants totalling 3,726,682 (1999: 3,631,181) were in issue which are exercisable at the warrant holders discretion at a price of 0.01 each.

Notes continued

19       Reserves

                                      Group & Company             Company                Group                Company
       in millions                     Share premium            Revaluation         Profit and loss       Profit and loss
                                          Account                 reserve               account               account
                                       --------------           -----------         ---------------       ---------------
       At 1 April 1999                      1.9                     87.6                  82.8                  (4.8)
       Premium on shares issued             0.1                      -                     -                     -
       Retained profit for year             -                        -                    10.5                  (4.2)
       Revaluation of investment in         -                       14.7                   -                     -
          subsidiaries
                                           ----                    -----                  ----                  ----
       At 31 March 2000                     2.0                    102.3                  93.3                  (9.0)
                                           ====                    =====                  ====                  ====


20       Commitments

         (i) Capital commitments at the end of the financial year for which no provision has been made.

                  In millions        Group      Company      Group       Company
                                      2000        2000        1999         2000
                                      ----        ----        ----         ----

                  Contracted          28.1          -        123.4           -
                                      ====        ====       =====         ====

           (ii) There were no commitments at the year end to enter into finance leases starting after the year end.

          (iii) Annual commitments under non-cancellable operating leases for land and buildings and equipment delivered by the year end are as follows:

                  in millions                                              2000                          1999
                                                                Land and                     Land and
                                                                buildings        Other       buildings         Other
                                                                  000's          000's          000's          000's
                                                                ---------       -------      ---------        -------
                  Group
                  Operating leases which expire:
                  Within one year                                   0.2           3.8            0.2            4.1
                  In the second to fifth years inclusive            0.2           4.8            -              1.7
                  Over five years                                   0.6          26.6            0.8           12.1
                                                                   ----          ----           ----           ----
                                                                    1.0          35.2            1.0           17.9
                                                                   ====          ====           ====           ====

                  On the 26 August 1998 the New Locomotive Finance Limited, a wholly owned subsidiary, agreed to novate to Angel Trains the right to acquire 250 Class 66 and 30 Class 67 locomotives. On the same date English Welsh & Scottish Railway Limited, a wholly owned subsidiary, entered a contract to rent the same locomotives under an operating lease of 15 years duration from following the delivery of the last locomotive. The additional annual rental payable on those locomotives which had not been delivered by the year end is estimated to be 3.8 million all of which would fall into the over five years category in the above table.

                                                            Notes continued

20       Commitments continued

         (iv)     Fuel Hedge Contracts

                  English Welsh & Scottish Railway Ltd has entered into a number of fuel hedge contracts for gas oil, none of which extend beyond 31 March 2001. The quantity hedged is equivalent to 19% of the projected annual consumption.

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

         (vi)     Foreign exchange

                  On 17 March 2000, EW&S Railways Limited entered into a forward contract on $18 million at a rate of 1: $1.5734 to be credited between 1 June and 30 June 2000.

          vii)    Channel Tunnel Access

                  On 22 November 1997 EWS completed the acquisition of 100% of the share capital of English Welsh & Scottish Railway International Limited ("EWSI"), formerly Railfreight Distribution Limited, from the British Railways Board ("BRB"). In connection with that acquisition:

                  o BRB has agreed that EWSI will not be required to pay toll charges for access to the Channel Tunnel until 30 April 2005, such charges being met by BRB.
                  o In the event that freight operations through the Channel Tunnel are terminated, EWSI may be required to sell certain tunnel related assets to a publicly owned railway company and to pay a 5m penalty. A provision was raised for this penalty on the acquisition of EWSI.
                  o EWSI intends to continue its Channel Tunnel operations after April 2005, but will not be able to do so unless Eurotunnel materially reduces its charges. The present contractual arrangements do not compel Eurotunnel to do this, and there is no certainty that it will. Full provision  is  therefore  made for all  liabilities  that
                       would   arise  if  EWSI   discontinued   Channel   Tunnel
                       operations after April 2005. Consequently, negative goodwill arising on the acquisition is being amortised over the period to this date.
                  o BRB has paid a restructuring grant of (pound)25 million to EWSI. The amount of the grant received during the year was (pound)12.3 million. The grant is potentially repayable over 10 years from 2007 if average total access charges fall below and volumes exceed specified levels. No provision has been made for repayment of grants received to date.

21       Pension scheme

         Contributions to the group's defined benefit pension scheme are charged to the profit and loss account so as to spread the cost of pensions over employees' working lives with the group. The contributions are determined by a qualified actuary using the projected unit method. The most recent valuation was at 31st December 1999. The assumptions adopted by the pension fund's actuary which have the most significant effect on the results of the valuation are;

Notes continued

21       Pension scheme continued

         o  Salary inflation has been assumed to be 4.5% (1999: 6.5%) per annum.

         o  Pensions growth has been assumed to be 3.0% (1999: 4.5%) per annum.

         o Return on investments has been assumed to be 7.25% (1999: 9.0%) per annum.

         The most recent actuarial valuation showed that the market value of the scheme's assets was 640.4 million (1999: 580.1 million) and that the actuarial value of those assets represented at least 119% of the liabilities for benefits that had accrued to members, after allowing for expected future increases in earnings. Since acquisition a surplus has arisen of 10.3 million which is being amortised to the profit and loss account over the estimated working lives of the employees.

         On 15 October 1997 the trustees of the Railway Pension Scheme agreed a package of benefit improvements for members. At the same time it was agreed that employer contributions, previously 7.5% of pensionable pay, would cease for three years and that employee contributions would continue at 5% of pensionable pay.

         On 22 June 1998 the trustees of the Railway Pension Scheme, agreed the same package of benefit improvements for EWSI employees. Similarly it was agreed that employer contributions, previously 7.5% of pensionable pay, would cease for three years and that employee contributions would continue at 5% of pensionable pay.

         In addition, the group operates a defined contribution pension scheme under which members contributions are matched on a pound for pound basis.

         The total pension cost charge for the period amounted to 4.4 million (1999:(pound)2.4 million).



22 Reconciliation of operating profit to net cash inflow from operating activities


         in millions                                                            2000            1999
                                                                                ----            ----

         Operating profit                                                       25.6            49.8
         Depreciation charge                                                    42.7            18.4
         Amortisation of goodwill                                              (30.1)           (9.2)
         Exceptional write downs                                                13.4              -
         Provision against shares held by EW&S Employee Share Trust             (0.3)            0.9
         (Increase) in stocks                                                   (1.8)           (2.0)
         Decrease in debtors                                                    19.4            14.6
         (Decrease) in creditors and provisions                                (35.9)          (22.3)
                                                                                ----            ----
         Net cash inflow from operating activities                              33.0            50.2
                                                                                ====            ====


                                                            Notes continued

23       Analysis of cash flows for headings netted in the cash flow statement



       in millions

       For the year ended 31 March                                                                2000         1999
                                                                                                  ----         ----
       Returns on investments and servicing of finance
       Interest received                                                                           0.4          0.6
       Interest paid                                                                             (10.9)       (18.9)
                                                                                                  ----         ----
       Net cash outflow for returns on investments and servicing of finance                      (10.5)       (18.3)
                                                                                                  ====         ====

       Capital expenditure and financial investment
       Purchase of tangible fixed assets                                                         (67.3)       (86.9)
       Sale of tangible fixed assets                                                              65.3         42.1

                                                                                                  ----         ----
       Net cash outflow for capital expenditure and financial investment                          (2.0)       (44.8)
                                                                                                  ====         ====
       Acquisitions and disposals
       Acquisition of subsidiary                                                                   -           (3.2)
                                                                                                  ----         ----
       Net cash outflow for acquisitions and disposals                                             -           (3.2)
                                                                                                  ====         ====



24       Analysis of net debt

       in millions                              At 1 April         Cash flow        Non cash        At 31 March
                                                   1999                             changes            2000
                                                ----------         ---------        --------        -----------
       Cash at bank                                18.4               (8.9)            -                9.5
                                                  -----              -----           -----            -----

       Debt due after one year                   (183.9)              34.6            (1.5)          (150.8)
       Debt due within one year                   (23.3)              (1.7)            -              (25.0)
       Finance leases                              (2.0)               0.3             -               (1.7)
                                                  -----              -----           -----            -----
                                                 (209.2)              33.2            (1.5)          (177.5)
                                                  -----              -----           -----            -----

       Total                                     (190.8)              24.3            (1.5)          (168.0)
                                                  =====              =====           =====            =====

Notes continued

24       Analysis of net debt continued

       in millions
                                                                                      2000           1999
                                                                                      ----           ----
       Reconciliation of net cash flow to movement  in debt

       Decrease in cash in the year                                                   (8.9)          (2.2)

       Cash outflow/(inflow) from decrease/increase in debt and lease financing       33.2          (14.5)
                                                                                     -----          -----

       Change in debt resulting from cash flows                                       24.3          (16.7)

       Amortisation of finance costs                                                  (1.5)          (1.5)
                                                                                     -----          -----

       Movement in net debt in the year                                               22.8          (18.2)

       Net debt at 31 March 1999                                                    (190.8)        (172.6)

                                                                                     -----          -----
       Net debt at 31 March 2000                                                    (168.0)        (190.8)
                                                                                     =====          =====


25       Ultimate parent company and parent undertaking of larger group

         The company has no parent undertaking and therefore its results are not consolidated in the accounts of any other entity.

Notes continued

26       Supplemental US GAAP information

         As at 31 March 2000, Wisconsin Central Transportation Corporation
         (WCTC), a US company registered with the US Securities and Exchange Commission (SEC), held an approximate 42% interest in English Welsh & Scottish Railway Holdings Limited (EWSRH).

         Setout below is a reconciliation of the profit and shareholders' funds as set out above under UK GAAP to those under US GAAP to comply with SEC requirements.

           in millions                                                                    Year ended      Year ended
                                                                                           31 March        31 March
                                                                                             2000            1999
                                                                                          ----------      ----------

           Net profit in accordance with UK GAAP                                             10.5            32.8

           Expenditure on rolling stock              (b)                                     (2.0)            7.8
           Pensions                                  (c)                                      1.3             2.0
           Taxation                                  (e)                                      0.3            (4.3)
           Amortisation of goodwill                  (f)                                    (22.4)           (1.7)
           Application of negative goodwill to
           fixed assets                              (g)                                     24.1             2.2
           Provision releases                        (h)                                     (0.6)           (7.2)
                                                                                             ----            ----
           Net profit in accordance with US GAAP                                             11.2            31.6
                                                                                             ====            ====


           in millions                                                                       As at          As at
                                                                                           31 March        31 March
                                                                                             2000            1999
                                                                                           --------        --------

           Shareholders' funds in accordance with UK GAAP                                   199.9           184.9

           Redundancy and restructuring costs                   (a)                          63.0            63.0
           Expenditure on rolling stock                         (b)                          47.1            49.1
           Pensions                                             (c)                           7.0             5.7
           Capitalisation                                       (d)                           0.2             0.2
           Taxation                                             (e)                         (46.9)          (47.2)
           Amortisation                                         (f)                         (27.8)           (5.4)
           Application of negative goodwill to fixed assets     (g)                          27.1             3.0
           Provision releases                                   (h)                          (7.8)           (7.2)
           Shares repurchased under an employee share
           ownership plan                                       (i)                          (2.0)             -
                                                                                            -----           -----
             Shareholders' funds in accordance with US GAAP                                 259.8           246.1
                                                                                            =====           =====


Notes continued

26           Supplemental US GAAP information contd

           The material adjustments made for US GAAP purposes as analysed above are as follows:

           a) Redundancy and restructuring costs in connection with the acquisition of businesses which must be expensed under FRS 7: "Fair Values in Acquisition Accounting" in the UK, but treated as fair value adjustments in the acquisition balance sheet for US GAAP purposes, provided certain criteria are met ;

           b) Deferral, net of 9,958,000 and 8,291,000 amortisation, for the periods ended 31 March 2000 and 1999 respectively of certain expenditures relating to rolling stock which has been expensed in the UK GAAP accounts;

           c) Difference in calculation of pension surplus and charge between SSAP 24: "Accounting for Pensions" in the UK and SFAS 87: "Employers' Accounting for Pensions" and SFAS88:
                       "Employers Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits" for US GAAP purposes;

           d) Capitalisation of interest costs relating to the purchase of fixed assets which have been expensed in the UK GAAP accounts;

           e) Full provisions for deferred taxation under US GAAP for the consequences of all temporary differences between carrying values for financial reporting and tax purposes (UK GAAP only recognises deferred tax assets and liabilities to the extent that they relate to timing differences which are expected to reverse in the foreseeable future ) and taxation adjustments for other items included in the reconciliation above;

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

           h) 552,000 of eurotunnel provision charges were credited to the profit and loss account for UK GAAP but were treated as adjustments to Goodwill for US GAAP purposes;

           i) Shares repurchased from ex-employees by a trust over which the company exercises effective control under UK GAAP as defined by UITF 13 are disclosed in the balance sheet as a fixed asset investment. Under US GAAP these would be accounted for as treasury stock and have been deducted from shareholders funds;

           j) The group prepares its consolidated statements of cashflow under Financial Reporting Standard No. 1
                       "Cashflow  Statements"  (FRS  1).    Its  objectives  and
                       principles are similar to those set out in the US Statement of Financial Accounting Standards No. 95:
                       "Statement of Cash Flows" (SFAS 95). The principal difference between the standards relates to classification under FRS 1. The group presents its cashflows from (a) operating activities; (b) returns on investments and servicing of finance; (c) taxation; (d) investing activities and (e) financing activities. SFAS 95 requires only three categories of cashflow activities:
                       (a) operating (b) investing and (c) financing. Cashflows from taxation and returns on investments and servicing of finance shown under FRS1 would be included as cashflow from operating activities under SFAS 95. In addition, under FRS 1, cash and cash equivalents include short term borrowings with original maturities of three months or less. SFAS 95 requires movements on such short-term borrowings to be shown under financial activities.