Form 10-Q
period 2000-09-30
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 2000-11-14
CIK 874213

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


             For the quarterly period ended September 30, 2000
                                            ------------------

                         Commission File Number 0-19150
                                                -------


                  WISCONSIN CENTRAL TRANSPORTATION CORPORATION
             (Exact name of registrant as specified in its charter)


               Delaware                                   36-3541743
       -----------------------                        -----------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification Number)

   6250 North River Road, Suite 9000
          Rosemont, Illinois                                 60018
   ---------------------------------                      ----------
(Address of principal executive offices)                  (Zip Code)


    Registrant's telephone number,
         including area code                            (847) 318-4600
                                                        --------------


Indicate by check 3 whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              X    YES                                     NO
            -----                                   -----


Indicate the number of shares outstanding of the
  Issuer's common stock as of October 31, 2000:              46,391,357 shares
                                                             -----------------


================================================================================

              WISCONSIN CENTRAL TRANSPORTATION CORPORATION

                                 FORM 10-Q

                      Quarter Ended September 30, 2000

CONTENTS                                                                   PAGE

Part I -  Financial Information

          Item 1.  Financial Statements

                   Consolidated Balance Sheets............................... 1

                   Consolidated Statements of Income......................... 3

                   Consolidated Statements of Cash Flows..................... 4

                   Notes to Consolidated Financial Statements................ 5

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............. 7

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk.........................................13


Part II - Other Information

          Item 6.  Exhibits and Reports on Form 8-K..........................15

Signatures...................................................................16

                                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                 (in thousands)

                                     Assets

                                                    September 30,   December 31,
                                                        2000            1999
                                                    -------------   ------------
                                                     (Unaudited)      (Audited)
Current assets:
  Cash and cash equivalents........ ..............  $      1,900    $     1,543
  Receivables, net of allowances
      of $2,168 and $2,196........................        94,169         88,035
  Materials and supplies..........................        25,592         23,320
  Deferred income taxes...........................         1,425          1,425
  Other current assets............................         4,796          3,284
                                                    ------------    -----------
      Total current assets........................       127,882        117,607

Investments in international affiliates...........       202,126        223,046

Properties:

  Roadway and structures..........................       857,088        799,947
  Equipment.......................................       142,636        130,231
                                                    ------------    -----------
     Total properties.............................       999,724        930,178
     Less accumulated depreciation...............       (131,185)      (114,182)
                                                    --------------  -----------
       Net properties.............................       868,539        815,996

Other assets, principally deferred financing costs.        3,197          2,854
                                                    ------------    -----------

       Total assets................................ $  1,201,744    $ 1,159,503
                                                    ============    ===========


               The accompanying notes to consolidated financial
                  statements  are an  integral  part of  these
                              financial statements.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      (in thousands, except share amounts)

                      Liabilities and Stockholders' Equity

                                                     September 30,  December 31,
                                                         2000            1999
                                                    ------------    ------------
                                                      (Unaudited)     (Audited)

Current liabilities:

  Short-term debt and current maturities of
     long-term debt................................... $  83,600      $ 180,280
  Accounts payable....................................    42,031         47,239
  Accrued expenses....................................    89,193         88,397
  Income taxes payable................................       --             877
  Interest payable....................................     5,245          2,943
                                                       ---------      ---------
     Total current liabilities........................   220,069        319,736

Long-term debt........................................   314,923        162,853

Other liabilities.....................................    10,235         10,271

Deferred income taxes.................................   169,490        147,663

Deferred income.......................................     8,114          9,060
                                                       ---------      ---------

     Total liabilities................................   722,831        649,583

Stockholders' equity:

  Preferred stock, par value $1.00; authorized
     1,000,000 shares; none issued or outstanding.....        --             --
  Common stock, par value $.01; authorized 150,000,000
     shares; issued and outstanding, 48,226,357 shares
     and 51,250,231 shares, respectively..............       482            513
  Paid in capital.....................................   110,565        116,505
  Retained earnings...................................   399,984        396,798
  Accumulated other comprehensive loss................   (32,118)        (3,896)
                                                       ---------      ---------
       Total stockholders' equity.....................   478,913        509,920
                                                       ---------    -----------

       Total liabilities and stockholders' equity.....$1,201,744     $1,159,503
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


                               WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                            Consolidated Statements of Income

                                        (in thousands, except per share amounts)

                                                       (Unaudited)

                                                                 For the Quarter Ended           For the Nine Months
                                                                      September 30,                Ended September 30,
                                                               -------------------------       -----------------------
                                                                   2000          1999             2000         1999
                                                               -----------    ----------       ----------   ----------

Operating revenues...........................................  $  96,334      $  92,065       $ 281,252     $ 271,357

Operating expenses:
     Roadway and structures..................................     13,910         13,326          42,247        39,696
     Equipment   ............................................     14,733         15,934          51,522        51,347
     Transportation..........................................     29,887         28,398          87,480        83,949
     General and administrative..............................     10,038          9,059          29,915        27,909
     Property tax settlement.................................     (2,365)            --          (2,365)           --
     Personnel reorganization costs..........................        900          3,874             900         3,874
                                                               ---------      ---------       ---------     ---------
         Operating expenses..................................     67,103         70,591         209,699       206,775
                                                               ---------      ---------       ---------     ---------

Income from operations.......................................     29,231         21,474          71,553        64,582

Other income (expense):
     Interest expense.......................................      (6,730)        (4,703)        (17,957)      (13,038)
     Other, net ...........................................        1,035            450           1,810         1,029
                                                               ----------     ---------       ---------     ---------
         Total other income (expense), net..................      (5,695)        (4,253)        (16,147)      (12,009)
                                                               ----------     ----------      ----------    ---------

Income before income taxes and equity
     in net income of international affiliates...............     23,536         17,221          55,406        52,573

Provision for income taxes...................................      9,318          6,820          21,942        20,818
                                                               ---------      ---------       ---------     ---------
Income before equity in
     net income of international affiliates..................     14,218         10,401          33,464        31,755

Equity in net income of international affiliates.............        326          5,581           1,459        16,754
                                                               ---------      ---------       ---------     ---------
Net income...................................................  $  14,544      $  15,982       $  34,923     $  48,509
                                                               =========      =========       =========     =========

Earnings per common share outstanding:
     Basic...................................................  $    0.30      $    0.31       $    0.70     $    0.95
                                                               =========      =========       =========     =========

     Diluted.................................................  $    0.30      $    0.31       $    0.70     $    0.95
                                                               =========      =========       =========     =========

Average common shares outstanding:
     Basic...................................................     48,837         51,245          49,832        51,179
                                                               =========      =========       =========     =========

     Diluted.................................................     48,838         51,374          49,837        51,312
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

                                                               3


                              WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                         Consolidated Statements of Cash Flows

                                                   (in thousands)

                                                    (Unaudited)

                                                                                                For the Nine Months
                                                                                                Ended September 30,
                                                                                                2000          1999
                                                                                              --------      --------
Cash flows from operating activities:

     Net income   ..........................................................................  $ 34,923      $ 48,509
     Reconciliation of net income to net cash
         provided by operating activities:
         Depreciation and amortization......................................................    19,392        17,141
         Deferred income taxes..............................................................    21,827        19,973
         Equity in net income of international affiliates...................................    (1,459)      (16,754)
         Gains on property sales............................................................      (727)         (230)
         Net amortization of deferred gain on sale-leaseback of equipment...................      (946)         (955)
         Changes in working capital:
              Accounts receivable...........................................................    (6,134)       (5,528)
              Materials and supplies........................................................    (2,272)       (3,238)
              Other current assets, excluding deferred income taxes.........................    (1,512)       (1,312)
              Accrued disputed switching charges and related interest.......................        --       (21,797)
              Other current liabilities, excluding debt.....................................    (2,987)         (540)
         Other, net.........................................................................       (36)        6,064
                                                                                              ---------     --------
     Net cash provided by operating activities..............................................    60,069        41,333
                                                                                              --------      --------

Cash flows from investing activities:

     Property additions.....................................................................   (72,493)      (73,624)
     Property sales and other transactions..................................................       545           806
     Dividends from international affiliate.................................................     1,860         2,156
     Investments in international affiliates................................................    (6,706)      (31,582)
                                                                                              --------      --------
     Net cash used for investing activities.................................................   (76,794)     (102,244)
                                                                                              ---------     ---------

Cash flows from financing activities:

     Long-term debt issued, net.............................................................    55,390        59,921
     Debt issuance costs....................................................................      (601)           --
     Repurchase of common stock.............................................................   (38,888)           --
     Issuance of common stock under stock option plans......................................     1,181         1,633
                                                                                              --------      --------
     Net cash provided by financing activities..............................................    17,082        61,554
                                                                                              --------      --------

Net increase in cash and cash equivalents...................................................       357           643
Cash and cash equivalents, beginning of period..............................................     1,543         2,972
                                                                                              --------      --------
Cash and cash equivalents, end of period....................................................  $  1,900      $  3,615
                                                                                              ========      ========

Supplemental cash flow information: Cash paid during the period for:

     Interest ..............................................................................  $ 16,531      $  9,566
     Income taxes...........................................................................     1,035           227


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

                                                    4

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               September 30, 2000

                                   (Unaudited)

Basis of Presentation

     The consolidated financial statements present the results of operations of Wisconsin Central Transportation Corporation ("WCTC") and its wholly owned subsidiaries, Wisconsin Central Ltd., Fox Valley & Western Ltd., WCL Railcars, Inc., Wisconsin Chicago Link Ltd., Sault Ste. Marie Bridge Company, Wisconsin Central International, Inc. ("WCI"), WC Canada Holdings, Inc. and Algoma Central Railway Inc. ("ACRI"). WCTC, through WCI, also holds a 43% equity interest in English Welsh and Scottish Railway Holdings Limited ("EWS"), a freight railway in Great Britain, a 24% equity interest in Tranz Rail Holdings Limited ("Tranz Rail"), a nationwide transportation company in New Zealand, and a 33% equity interest in Australian Transport Network Limited ("ATN") which provides commercial rail freight service on the Australian mainland and on the island state of Tasmania. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles that are generally accepted in the United States of America have been condensed or omitted. Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 1999. In our opinion, the information provided in these statements reflects all adjustments which are of a normal recurring nature necessary to fairly present this information. The results of operations for any interim period are not necessarily indicative of the results of operations for an entire year.

Reclassifications

     Certain amounts in the prior periods have been reclassified to conform with the 2000 presentation.

Comprehensive Income Information

     Comprehensive income consists of net income as reported in the statements of income and other comprehensive income (loss). Other comprehensive income
(loss) is comprised solely of foreign currency translation adjustments. The following table illustrates the composition of comprehensive income for the periods indicated.

                                        Quarter ended        Nine months ended
                                         September 30,          September 30,
                                       ------------------    ------------------
                                         2000       1999       2000       1999
                                       -------    -------    -------    -------
                                                    (in thousands)
Net income   ......................... $14,544    $15,982    $34,923    $48,509
Other comprehensive income (loss):
  Currency translation adjustments.... (11,040)     5,681    (28,222)      (128)
                                       -------    -------    -------    -------
Comprehensive income.................. $ 3,504    $21,663    $ 6,701    $48,381
                                       =======    =======    =======    =======

     The accumulated amount of other comprehensive income through the date of each balance sheet is presented as a component of stockholders' equity.

Stock Repurchase Program

     In October 2000, the Company's Board of Directors increased the amount of funds authorized to be used to repurchase shares of WCTC's common stock to $70 million. As of September 30, 2000, the Company had repurchased 3,128,300 shares at an average price of approximately $12.43 per share. It is Company policy to retire shares after they have been repurchased. Common stock, paid in capital and retained earnings were reduced as a result of the repurchase.

     Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivatives and for hedging activities. As issued, SFAS No.133 was effective for all fiscal years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued effectively deferring the date of required adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 was issued which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities.

     The Company expects to adopt SFAS No. 133, as amended, effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Based on this pronouncement, the Company's fuel hedge program would be classified as a cash flow hedge. Changes in the fair value of the fuel hedge program will be recognized in other comprehensive income and the corresponding asset or liability will be recognized on the balance sheet. Based on the Company's fuel hedge positions at September 30, 2000, the Company estimates that an asset and accumulated other comprehensive income of approximately $1.4 million for the fair value of its fuel hedge portfolio would have been reported if SFAS No. 133, as amended, had been adopted at that time.

     Debt Refinancing

     On August 1, 2000 the Company refinanced its revolving credit facilities. Its previous revolving credit facilities, with a capacity of $283 million and a maturity of October 31, 2000, were replaced with new facilities with a total capacity of $325 million. Of the total $325 million capacity, $175 million has a maturity of five years and $150 million has a 364 day maturity.

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included herein.

Results of Operations: Third Quarter 2000 Compared to Third Quarter 1999

     WCTC net income for the quarter ended September 30, 2000 was $14.5 million compared to $16.0 million for the same period in 1999. Included in the quarter ended September 30, 2000 is a pretax favorable property tax settlement with the State of Wisconsin of approximately $2.4 million, on a claim that dates back to 1995, partially offset by a pretax personnel reorganization charge of $0.9 million. Included in the quarter ended September 30, 1999 is a pretax personnel reorganization charge of $3.9 million. Operating income for the third quarter of 2000 was $29.2 million compared to $21.5 million for the third quarter of 1999.

     North American operating revenues. North American operating revenues during the quarter ended September 30, 2000 were $96.3 million, an increase of $4.3 million over the same period in 1999. Gross freight revenue increased approximately 2.9% to $84.1 million in the third quarter of 2000 from $81.8 million in the third quarter of 1999. Volume, as measured by carloads handled (including as a carload each loaded trailer or container), decreased 0.5% to 139,900 carloads in 2000 from 140,600 in 1999.

      Revenue for nearly all commodity types increased in the third quarter of 2000 compared to the same period last year. Minerals, in particular metallic ore, was the only commodity group to experience a decline. Minerals experienced a decrease of $0.3 million from the same period in 1999 primarily because the 1999 results included certain temporary ore shipments which ended in November 1999.

     Continued strong demand in the paper industries resulted in an increase in revenue from paper and other forest products of over 4.9%. Intermodal revenue increased 1.9% over the same period last year. Industrial products revenue increased 3.9% primarily because the continued strong demand in the paper market created a strong market for chemicals used in the paper production process. Food and grain revenues increased slightly even though volume decreased due to a change in mix to higher revenue shipments originating on our own lines.

     The following table provides approximate carloads and gross freight revenue by commodity for the quarters ended September 30:

                                                          Gross Freight Revenues
                                      Carloads                   (in 000's)
                                      --------            ----------------------
    Commodity                      2000        1999          2000         1999
    ---------                      ----        ----          ----         ----
Minerals                          60,800      61,900      $ 24,971     $ 25,253
Paper and other forest products   36,800      36,700        34,773       33,141
Intermodal                        16,800      16,400         3,447        3,382
Industrial products               13,500      12,900        11,901       11,449
Food and grain                     6,700       7,600         5,127        5,044
Other                              5,300       5,100         3,478        3,930
                                 -------     -------      --------     --------
    Total                        139,900     140,600      $ 84,149     $ 81,747
                                 =======     =======      ========     ========

     Other revenue increased to $12.2 million compared to $10.3 million in 1999 mostly due to a fuel surcharge on certain shipments in 2000 and increases in demurrage and intermodal haulage.

     North American operating expenses. North American operating expenses decreased $3.5 million, or 4.9%, during the third quarter of 2000 compared to the same period in 1999. Excluding the favorable $2.4 million property tax settlement recognized in the third quarter of 2000 and the $0.9 and $3.9 million restructuring charges recognized in the third quarter of 2000 and 1999, respectively, North American operating expenses were $68.6 million in 2000 compared to $66.7 million in 1999. The increase was primarily driven by increased labor, fuel and depreciation expenses partially offset by lower material and equipment costs.

     The operating ratio (operating expenses as a percentage of operating revenues) decreased to 69.7% in the third quarter of 2000, compared to 76.7% in the third quarter of 1999. Excluding the effects of the favorable property tax settlement and the reorganization costs, the operating ratio improved to 71.2% in the third quarter of 2000 compared to 72.5% in the same quarter of 1999.

     Labor costs increased over 3.5% or $1.0 million from the prior year. Factors contributing to the increase included the rising costs incurred to provide medical coverage to our employees combined with an average pay increase of 3% and a slight shift of the labor force mix to higher skilled and better compensated positions. Overall, the number of employees increased only slightly from the prior year.

     Diesel fuel expenses increased 19.5% over the same period in 1999. The price per gallon, net of the benefits from the hedging program, rose to 88 cents per gallon compared to 68 cents per gallon during the three month period ended September 30, 1999. Fuel consumption, in gallons per gross ton mile, decreased modestly as a result of more efficient operations. Fuel costs for the North American operations are 37% hedged for the remainder of the fiscal year.

     Material expenses decreased to $6.0 million in the third quarter of 2000 from $7.2 million during the third quarter of 1999. Net equipment costs for locomotives and freight cars decreased 10.3% to $5.7 million in the third quarter of 2000 compared to $6.4 million in the same period in 1999. The decrease reflects more efficient use of equipment combined with certain favorable renegotiated lease terms.

     Depreciation expense increased by approximately 10.1% over the same quarter last year, primarily due to track expansion and improvement projects over the past year.

     In the third quarter of 2000 we incurred a pretax $0.9 million charge to restructure the organization. The restructuring, which will result, by year-end, in a reduction of 44 budgeted salaried positions, is expected to improve annual cash flow by approximately $3 million. The restructuring simplified the organizational structure by consolidating functions to improve managerial efficiency. In particular, the Transportation Department became a flatter organization, with clearer lines of accountability. The changes to the Engineering Department reflect current and projected reductions in capital spending.

     As a result of agreements entered into with the our former Chairman and Chief Executive Officer, Edward A. Burkhardt, who resigned effective August 31, 1999, as well as the reorganization of other personnel, third quarter 1999 results included a $3.9 million pretax reorganization charge.

     Interest expense and income taxes. Interest expense increased almost 43.1% to $6.7 million during the third quarter of 2000 compared to $4.7 million during the same period of 1999. This increase resulted from higher average debt outstanding combined with increased average interest rates on the revolving credit line. The average debt balance increased mainly due to the repurchase of
3.1 million shares of our common stock, the purchase of additional shares of EWS stock and the investment in track improvements throughout the past year.

     The income tax provision as a percentage of pretax income remained constant at 39.6%.

     Equity in net income (loss) of international affiliates. Results for the third quarter of 2000 included equity in the net income of our international affiliates of $0.3 million compared to net income of $5.6 million for the same period of 1999. Excluding the effects of special items explained below, equity in the net income of our international affiliates was $1.5 million in the third quarter of 2000 compared to $5.6 million in the third quarter of 1999.

Our equity in the net income of EWS recorded in the third quarter of 2000 was $0.6 million compared to $4.7 million in 1999. The 2000 results include an adjustment to the second quarter reorganization charge. Excluding the special charge, we would have reported equity in the net income of EWS of approximately $1.5 million. EWS's operating revenues during the quarter increased 3% compared to the third quarter of 1999. Revenues increased in most commodity segments with the largest gains obtained in the infrastructure segment. EWS's operating expenses during the quarter increased approximately 9%, primarily due to increased lease expenses and fuel costs which were partially offset by a reduction in the pension plan expense. Lease expenses increased 116% from the third quarter of 1999 primarily as the result of new locomotive deliveries to upgrade the quality of the fleet and improve customer service levels. The cost of fuel increased 57% as the average unhedged price per gallon increased about 71% over the 1999 price. EWS has hedges in place for 23% of its expected fuel consumption for the remainder of 2000.

     Our equity in the net loss of Tranz Rail for the third quarter of 2000 was $0.3 million compared to equity in the net income of Tranz Rail of $0.7 million in 1999. Tranz Rail's operating revenues increased 1.1% over 1999 while the operating expenses increased 6.4%. The increase in operating expenses was primarily due to higher fuel prices and redundancy costs of $0.3 million associated with a company reorganization.

     Equity in the net income of ATN decreased by approximately $0.1 million in the third quarter of 2000 compared to the same period in 1999.

Results of Operations:
     First Nine Months of 2000 Compared to First Nine Months of 1999

     WCTC net income for the nine months ended September 30, 2000 was $34.9 million compared to $48.5 million for the same period in 1999. North American operating income for the first nine months of 2000 was $71.5 million compared to $64.6 million for the first nine months of 1999.

     North American operating revenues. North American operating revenues during the nine months ended September 30, 2000 were $281.3 million, an increase of $9.9 million over the same period in 1999. Gross freight revenue increased to $250.2 million in the first nine months of 2000 from $245.1 million in the first nine months of 1999. Other revenue increased $4.8 million principally due to increased manifest and intermodal haulage volume and increased switching revenue.

      Revenues from minerals decreased almost 3.6% over the same period last year primarily due to a decline in shipments of metallic ores. Three factors contributed to the decline: (1) a build-up of inventory that occurred in late 1999 was responsible for closing the Escanaba ore dock for several weeks in 2000 to deplete excess inventory, (2) in 2000 a major ore producer experienced mechanical problems that adversely affected volume and (3) the 1999 results included certain ore shipments which were only temporary and were not continued in the first nine months of 2000.

     Continued strong demand in the paper industries resulted in an increase in revenue from paper and other forest products of over 5.2%. Intermodal revenue increased 6.7% over the same period last year. Industrial products volume increased 4.7% primarily because the continued strong demand in the paper market created a strong market for chemicals used in the paper production process. Food and grain revenues decreased slightly primarily due to a loss of market share for grain.

     The following table provides carloads and revenue data by commodity for the nine months ended September 30:

                                                          Gross Freight Revenues
                                       Carloads                  (in 000's)
     Commodity                     2000        1999          2000         1999
     ---------                     ----        ----          ----         ----
Minerals                         169,700     186,500      $ 72,003     $ 74,661
Paper and other forest products  113,600     112,600       105,621      100,368
Intermodal                        47,800      46,600         9,949        9,325
Industrial products               42,100      40,200        36,545       35,430
Food and grain                    19,600      22,800        14,682       14,775
Other                             15,500      15,000        11,395       10,554
                                 -------     -------      --------     --------
    Total                        408,300     423,700      $250,195     $245,113
                                 =======     =======      ========     ========

     North American operating expenses. North American operating expenses increased almost 1.4%, or $2.9 million, during the first nine months of 2000 compared to the same period in 1999. The increase consisted primarily of higher labor and fuel costs. The operating ratio decreased to 74.6% in the first nine months of 2000, compared to 76.2% in the first nine months of 1999.

     Labor costs increased approximately 6.0% or $5.1 million from the prior year. Factors contributing to the increase include the rising costs incurred to provide medical coverage to our employees combined with an average pay increase of 3% and a slight shift of the labor force mix to higher skilled and better compensated positions. Overall, the average number of employees was unchanged from the prior year.

     Material expenses decreased to $20.0 million in the first nine months of 2000 from $21.5 million during the first nine months of 1999. Net equipment expenses for locomotives and freight cars decreased $1.2 million in the first nine months of 2000 compared to the same period in 1999. The decrease, in part, reflects reduced transit times, which have allowed us to use our equipment more efficiently.

     Diesel fuel expenses increased 29.2% over the same period in 1999 primarily due to price increases offset partially by reduced fuel consumption as a result of more efficient operations. Depreciation expense increased 14.4% from the first nine months of 1999 primarily due to track expansion and improvement projects.

     Interest expense and income taxes. Interest expense increased 37.7% to $18.0 million during the first nine months of 2000 compared to $13.0 million during the same period of 1999. This increase resulted from higher average debt outstanding combined with increased average interest rates on the revolving credit line.

     The income tax provision as a percentage of pretax income remained constant at 39.6%.

     Equity in net income of international affiliates. Results for the first nine months of 2000 included equity in the net income of our international affiliates of $1.5 million compared to $16.8 million for the first nine months of 1999. Excluding the effects of special items, equity in the net income of our international affiliates was $10.5 million in the first nine months of 2000 compared to $13.5 million in the first half of 1999.

     Our equity in the net loss of EWS for the first nine months of 2000 was $1.2 million. Equity in the net income of EWS, excluding the $8.8 million related to reorganization changes during the second and third quarters, was approximately $7.6 million compared to $9.9 million recorded in the first nine months of 1999.

     EWS's operating revenues in the first nine months of 2000 increased 5.6%. Revenues increased in most of the commodity segments with the largest gains obtained in the coal and infrastructure segments. EWS's operating expenses during the same period increased 7.9% primarily due to increased lease expenses and fuel prices.

     Our equity in the net income of Tranz Rail for the first nine months of 2000 decreased to $2.5 million versus $7.0 million in 1999. The 1999 results included certain adjustments, primarily a tax credit, that increased our equity in Tranz Rail by almost $4.2 million. Tranz Rail's operating revenues increased 1.7% from a year ago. Operating expenses, excluding certain 1999 adjustments, increased 1.7%, driven by higher fuel costs.

     Our equity in net income of ATN was $0.2 million in 2000 compared to our equity in net loss of $0.2 million in 1999. The 1999 results included the effect of a $1.0 million write-off of deferred acquisition costs incurred in an unsuccessful attempt to acquire a rail freight franchise in Australia.

Financial Condition:  September 30, 2000 Compared to December 31, 1999

     On August 1, 2000, we refinanced our revolving credit facilities. Our previous revolving credit facilities, which had a maturity date of October 31, 2000 and a capacity of $283 million, were replaced with new facilities with a total capacity of $325 million. Our unused credit availability at September 30, 2000 was $92.1 million.

     Our total debt outstanding increased approximately $55.4 million during the first nine months of 2000 to a total of $398.5 million at September 30, 2000. The issuance of debt, along with approximately $60.1 million of cash generated from operations, was used primarily to fund capital expenditures of approximately $72.5 million, to repurchase our common shares for $38.9 million and to invest an additional $6.7 million in our international affiliates.

     The outstanding debt balance constituted 45.4% of our total capitalization at September 30, 2000 compared to 40.2% at December 31, 1999. The change was attributable to an increase in the outstanding debt balance combined with a reduction in stockholders' equity due to the repurchase of common stock and decreases in the U.S. dollar denominated values of our investments in international affiliates due to changes in foreign currency exchange rates.

     The increase in outstanding debt was primarily due to increased borrowings to fund share repurchases. During the nine months ended September 2000, we used $38.9 million to repurchase shares of our common stock. Approximately 3.1 million shares were acquired on the open market at an average price of approximately $12.43 per share.

Recent Events

     On October 20, 2000, it was announced that a committee, led by former Chairman and Chief Executive Officer, Edward A. Burkhardt, filed a preliminary consent solicitation with the Securities and Exchange Commission ("SEC") proposing certain stockholder actions, including the replacement of our current Board of Directors with a new Board of Directors.

     On November 3, 2000, we announced that we had retained the investment banking firm of Goldman, Sachs & Co. to act as financial advisor in evaluating various strategic alternatives, including, but not limited to, the sale of the Company and divestiture of our international holdings.

     On November 9, 2000 we announced that we had retained the investment banking firm of Deutsche Bank AG to act as a financial advisor in connection with the potential disposition of shares in Tranz Rail Holdings.

     On November 14, 2000 we filed a Definitive Revocation of Consent Statement with the SEC opposing the proposals of the committee and have begun mailing materials explaining our position to shareholders with a record date of October 23, 2000.

Disclaimer Regarding Forward-Looking Statements

     This report contains or refers to certain statements that are "forward-looking", within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other matters, the beliefs, expectations, plans and estimates of the Company with respect to certain future events, including without limitation the impact of the exploration of strategic alternatives, the impact of governmental regulation, the impact of litigation and regulatory proceedings and the actions to be taken by others (including collective bargaining organizations), revenue forecasts and similar expressions concerning matters that are not historical facts. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

     In the ordinary course of business, we use various financial instruments which inherently have some degree of market risk. The quantitative and qualitative information presented below describes significant aspects of the financial instrument programs which may have material market risk.

     Interest Rate Sensitivity. We are exposed to changes in interest rates primarily as a result of borrowing activities, which include fixed and floating rate debt used to maintain liquidity and fund our business operations. The nature and amount of long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. We are not currently a party to any interest rate risk management transactions. The table below presents principal cash flows and related all-in weighted average interest rates (inclusive of facility and other fees) by contractual maturity dates of debt instruments as of September 30, 2000.

                                              Commercial Paper and
                        Fixed Rate Debt        Variable Rate Debt            Interest                     Total
                                Average                     Average            Free                       Average
     Debt                       Interest                    Interest           Debt                      Interest
   Maturity           Amount     Rate         Amount           Rate           Amount         Amount        Rate
   --------        -----------   ------      ---------      ---------        --------      ----------   -------
                (in thousands)

   One year          $      --               $  80,921         7.2%          $  2,679       $  83,600      7.0%
   Two years                --                      --                          2,678           2,678      0.0%
   Three years              --                      --                          2,643           2,643      0.0%
   Four years               --                      --                          2,637           2,637      0.0%
   Five years               --                 152,000         7.4%             2,555         154,555      7.3%
   Thereafter          150,000     6.8%             --                          2,410         152,410      6.7%
                     ---------               ---------                      ---------       ---------
        Total        $ 150,000     6.8%      $ 232,921         7.3%          $ 15,602       $ 398,523      6.8%
                     =========               =========                      =========       =========

   Fair Value        $ 133,025               $ 232,921                       $ 12,286       $ 378,232
                     =========               =========                      =========       =========


     Commodity Price Sensitivity. We have a program to hedge against fluctuations in the price of our diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities, and various commodity swap and collar transactions that are accounted for as hedges. Based on historical information, we believe there is a significant correlation between the market prices of diesel fuel and #2 heating oil, and our swap and collar transactions are typically based on the delivery price of #2 heating oil. Our contracts require us to purchase a defined quantity at a defined price. Such transactions are generally settled in cash with the counterparty. As of September 30, 2000, we had hedge arrangements covering approximately 37% of our expected North American fuel consumption for the balance of 2000. As of September 30, 2000, 3.0 million notional gallons were included in #2 heating oil swaps and collar arrangements at contract prices ranging from $0.4250 to $0.5025 per gallon. This price does not include taxes, transportation costs and certain other fuel handling costs. As of September 30, 2000, the unrealized gain on these swaps was approximately $1.4 million. Gains and losses from hedge transactions are deferred and matched to specific fuel purchases. Our international affiliates are also subject to fluctuations in the price of their diesel fuel purchases. As of September 30, 2000, EWS was approximately 23% hedged for its fuel purchases for the balance of 2000 while Tranz Rail did not have any fuel hedges in place.

     Investment in International Affiliates. The value in U.S. dollars of our investment in international companies and of our equity in the earnings of those companies fluctuates from time to time as the value in U.S. dollars of the currencies of those countries fluctuates. We do not hedge this non-cash exposure. We have entered into a zero cost collar to hedge a portion of our foreign currency exposure on future management fees from EWS which are payable in pounds sterling. The collar has a put strike of $1.5500 and a call strike of $1.6520 with a notional amount of 0.9 million pounds sterling as of September 30, 2000. As of September 30, 2000 the unrealized gain on this collar arrangement was insignificant.

     We do not purchase or hold derivative financial instruments for trading purposes.

                                             PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

         27.1 - Financial Data Schedule for the three month period ended September 30, 2000.

     b)  Reports on Form 8-K

         We did not file any reports on Form 8-K during the three month period ended September 30, 2000.

               WISCONSIN CENTRAL TRANSPORTATION CORPORATION

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WISCONSIN CENTRAL TRANSPORTATION CORPORATION


Date:  November 14, 2000            By:  /s/   Ronald G. Russ
                                        ----------------------
                                               Ronald G. Russ

                                               Executive Vice President and
                                               Chief Financial Officer