Form 10-K
period 2000-12-31
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 2001-03-23
CIK 874213

================================================================================

                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-K

                   [X] Annual report pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934 for
                                 the fiscal year
                             ended DECEMBER 31, 2000

                                       or

              [ ] Transition report pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934 for the
                                transition period

                  from _________________ to ___________________

                         Commission File Number 0-19150
                                                -------

                        WISCONSIN CENTRAL TRANSPORTATION
                                   CORPORATION

             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                36-3541743
     -------------------------------                 ----------------
     (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)


    6250 North River Road, Suite 9000                     60018
           Rosemont, Illinois                          -----------
    --------------------------------                   (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


     Registrant's telephone number,
           including area code:                        (847) 318-4600
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

               [X]        YES                  [ ]        NO

Indicate by check [X] if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based on the closing sales price on February 28, 2001 as reported by Nasdaq Stock Market(R)) of the voting stock of the registrant beneficially held by non-affiliates of the registrant was approximately $677.2 million. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that such directors and executive officers are "affiliates" of the registrant, as that term is defined under the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of the
Registrant's Common Stock as of February 28, 2001:             46,394,450 shares


                       DOCUMENTS INCORPORATED BY REFERENCE


Certain information in the registrant's Proxy Statement for its special meeting to be held on April 4, 2001, filed in definitive form on March 1, 2001, is incorporated by reference in Part I hereof.

Certain information in the registrant's Proxy Statement for its Annual Meeting to be held June 14, 2001, to be filed pursuant to Regulation 14A, is incorporated by reference in Part III hereof.



================================================================================


                                TABLE OF CONTENTS

                                                                                                        Page

             Disclaimer Regarding Forward-Looking Statements..........................................     1


                                                       PART I

      Item
      ----

         1. Business..................................................................................     1
         2. Properties................................................................................    10
         3. Legal Proceedings.........................................................................    11
         4. Submission of Matters to a Vote of Security Holders.......................................    12


                                                       PART II


         5. Market for the Registrant's Common Equity and Related Stockholder Matters.................    14
         6. Selected Financial Data...................................................................    15
         7. Management's Discussion and Analysis of Financial Condition and
            Results of Operations.....................................................................    17
         7A.Quantitative and Qualitative Disclosures About Market Risk................................    26
         8. Financial Statements and Supplementary Data...............................................    27
         9. Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure................................................................................    49


                                                      PART III


        10. Directors and Executive Officers of the Registrant........................................    49
        11. Executive Compensation....................................................................    49
        12. Security Ownership of Certain Beneficial Owners and Management............................    49
        13. Certain Relationships and Related Transactions............................................    49

                                                       PART IV


        14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................    49

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Wisconsin Central Transportation Corporation ("WCTC") was incorporated under the laws of the State of Delaware in 1987. The principal offices of WCTC are located at One O'Hare Center, Suite 9000, 6250 N. River Road, Rosemont, Illinois 60018, telephone (847) 318-4600. All dollar amounts in this report are stated in U.S. dollars unless otherwise indicated.

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

     Our North American business began in 1987 when we acquired a rail system of approximately 2,000 route miles in Wisconsin, the Upper Peninsula of Michigan, northeastern Illinois and eastern Minnesota from another railroad. We began freight operations with approximately 600 employees, 85 locomotives and 2,900 railcars. Since 1987, we have acquired additional rail lines in Wisconsin, Michigan and Ontario and increased our business from new and continuing customers. At December 31, 2000, our North American rail system comprised approximately 2,760 route miles, and had 2,180 employees, 244 locomotives and 13,164 railcars. The railroad's principal gateways are Chicago, Duluth/Superior, Green Bay, Milwaukee, Minneapolis/St. Paul and Sault Ste. Marie, Ontario. These gateways permit us to connect with other railroads serving these locations. See "North American Business".

     Our international business began in 1993 when we led a consortium which acquired the government-owned rail and ferry businesses in New Zealand. In the period from 1995 to 1997 a consortium that we led acquired most of the rail freight business in the United Kingdom. In late 1997 we led a consortium that acquired the government-owned rail lines in Tasmania and in 1998 our consortium was named preferred bidder to operate railroad assets in Jordan. See "International Business".

DEVELOPMENTS SINCE JANUARY 1, 2000

     Merger Agreement


     On January 29, 2001 WCTC entered into an Agreement and Plan of Merger with Canadian National Railway Company ("CN") and a wholly owned indirect subsidiary of CN, providing for the acquisition of WCTC by CN for an equity purchase price of approximately $800 million or $17.15 per share payable in cash, and also providing for various related matters, including restrictions on our activities while the merger is pending. The proposed merger is subject to approval by holders of a majority of our common stock, approval by the Surface Transportation Board ("STB") and various other conditions.

     On March 1, 2001 we filed with the Securities and Exchange Commission ("SEC") a definitive proxy statement and a notice of stockholders' meeting with respect to a special stockholders' meeting to be held on

April 4, 2001 to consider the proposed merger. On or about March 1, 2001, the proxy statement and notice of stockholders meeting were sent to stockholders of record as of February 23, 2001. The definitive proxy statement is incorporated by reference in this report.


     Increased Ownership in EWS

     In March 2000, we increased our ownership in English Welsh & Scottish Railway Holdings Limited ("EWS") from approximately 39.5% to approximately 42.5% (undiluted) through the exercise of options with a total exercise price of $6.2 million.

     Stock Repurchase Program

     In 2000, our Board of Directors authorized funds to be used to repurchase shares of our Common Stock. As of December 31, 2000, the Company had repurchased 4,963,300 shares at an average price of approximately $11.78 per share.

     Proxy Contest


     On October 20, 2000, it was announced that a dissident stockholders' committee filed a consent solicitation with the SEC proposing certain corporate governance changes and stockholder actions, including the replacement of our current Board of Directors with a new Board of Directors. We filed a Consent Revocation Statement with the SEC opposing the proposals of the committee. On January 18, 2001, the results of the proxy contest were announced. The proposals to remove our current Board of Directors and elect the dissidents' slate of directors were rejected while four corporate governance proposals, including the elimination of the classified board, were accepted. See Item 4.


     Proposed Divestiture of International Affiliates

     On November 3, 2000, we announced that we had retained the investment banking firm of Goldman, Sachs & Co. to act as financial advisor in evaluating various strategic alternatives, including the potential sale of our company and divestiture of our international holdings. On November 9, 2000, we announced that we had retained the investment banking firm of Deutsche Bank AG to act as a financial advisor in connection with the potential disposition of our 23.7% interest in Tranz Rail Holdings Limited ("Tranz Rail").

NORTH AMERICAN BUSINESS

     Operations

     The following table shows the development of our North American business over the past five years, as reflected in certain statistics:

                                        2000           1999            1998           1997            1996
                                     -----------    -----------    -----------     -----------    -----------
Operating revenues (in thousands)    $   372,114    $   362,744    $   344,062     $   333,510    $  278,397 (1)
  Year over year increase                    2.6%           5.4%           3.2%           19.8%          5.4%
Total carloads (number)                  536,593        563,200        547,662         565,625       464,149
  Year over year increase (decrease)        (4.7)%          2.8%          (3.2)%          21.9%          6.4%
Average number of employees                2,262          2,285          2,309           2,254         2,086
  Year over year increase (decrease)        (1.0)%         (1.0)%          2.4%            8.1%          5.9%
Operating ratio (2)                         75.0%          75.2%          73.3%           76.7%         81.3%

-------------
(1) Excludes the disputed switching charges of $13.3 million discussed in Note 15 to the consolidated financial statements included in Item 8.
(2) Operating ratio represents operating expenses as a percentage of operating revenues. The 1996 percentage excludes the disputed switching charges of $13.3 million discussed in Note 15 to the consolidated financial statements included in Item 8.

     Our operating philosophy emphasizes safety, customer service and high productivity from our employees. We use primarily two person train crews. Employees are paid on a salaried basis. We follow a program of cross-training our employees to perform a number of related functions.

     The following table summarizes our North American work force by function:


                           AVERAGE NUMBER OF EMPLOYEES

                                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------
                                                           2000        1999        1998        1997        1996
                                                           ----        ----        ----       -----        ----
General and administrative............................      174         176         173         175         175
Engineering (maintenance of way)......................      748         771         781         761         640
Mechanical (maintenance of equipment).................      410         423         448         438         411
Transportation........................................      930         915         907         880         860
                                                         ------      ------      ------      ------      ------
     Total............................................    2,262       2,285       2,309       2,254       2,086
                                                          =====      =====        =====       =====       =====

     We serve a competitive market area in North America that demands consistent, high quality train service. Our North American rail network is divided into 14 main lines and 17 secondary lines. Main lines are those with the heaviest use, while secondary lines provide service to on-line customers. Train service is provided seven days per week on main lines and five or six days per week on secondary lines. Our train service is designed to provide a flow of cars from key origination points at least once every 24 hours. This flow moves on scheduled trains between specified locations, exchanging or adding cars at each stop.

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

     Customers and Traffic

     The volume of our North American business in 2000, as measured by carloads handled (including as a carload each loaded trailer or container), was 536,593 carloads (excluding haulage traffic) generating $329.0 million in gross freight revenues. Of these carloads, 89.9% were originating or terminating business (i.e. business to or from a point on our lines) or local business (i.e., business which both originates and terminates on our lines). We believe that this high percentage of originating, terminating and local business adds stability to our business volume due to our marketing-oriented approach and our ability to customize service for customers within our territory. The remainder of our North American business was overhead business. Overhead business is received from other railroads at interchange points in our territory and moved to another point in our territory for interchange to another railroad. Our ability to handle certain overhead business is restricted by contract. See Item 2.

     The following table shows the composition of our North American 2000 traffic by class:

                              2000 VOLUME BY CLASS

                                                               CARLOADS                  GROSS FREIGHT REVENUES
                                                          -------------------            ----------------------
                                                                         % OF           DOLLARS IN          % OF
                                                           NUMBER        TOTAL            MILLIONS        TOTAL
                                                           ------        -----           ----------       -------
Local  .............................................       190,495       35.5%            $   76.4          23.2%
Originating.........................................       106,517       19.9                 81.2          24.7
Terminating.........................................       185,272       34.5                142.6          43.3
Overhead............................................        54,309       10.1                 28.8           8.8
                                                          --------     ------           ----------       -------
     Total..........................................       536,593      100.0%            $  329.0         100.0%
                                                           =======      =====             ========         =====


     The 25 largest customers of our North American business accounted for approximately 70.6% of our volume and 70.1% of our gross freight revenues in 2000. Ten shippers (Stora Enso, formerly Consolidated Papers, Inc., Cleveland-Cliffs, Inc., International Paper, The Mead Corporation, Quad/Graphics, Weyerhaeuser Corp., Wisconsin Public Service Corp., Georgia Pacific Corp., Minnesota Mining and Manufacturing Co. and Packaging Corporation of America) accounted for approximately 48.2% of our gross freight revenues in North America in 2000. Stora Enso accounted for approximately 12.3% of our gross freight revenues in North America in 2000. Our volume is subject to general economic conditions and specific situations within customers' respective industries as well as generally to the effects of competition.

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

     Commodities Base

     We transport a wide variety of commodities for our North American customers. The following table summarizes our North American volume for 2000 by commodity group. A discussion of the individual commodity groups follows the table.

                            2000 COMMODITY GROUP MIX

                                                             CARLOADS                 GROSS FREIGHT REVENUES
                                                        -------------------           ----------------------
                                                                       % OF            DOLLARS IN      % OF
                                                          NUMBER       TOTAL            MILLIONS       TOTAL
                                                          ------       -----            ---------      -----
Paper and other forest products.....................      150,329      28.0%          $    139.7       42.5%
Minerals............................................      222,100      41.4                 94.4       28.7
Industrial products.................................       54,187      10.1                 47.0       14.3
Food and grain......................................       26,077       4.9                 19.8        6.0
Intermodal..........................................       63,911      11.9                 13.3        4.0
Other  .............................................       19,989       3.7                 14.8        4.5
                                                        ---------     -----           ----------     ------
     Total..........................................      536,593     100.0%          $    329.0      100.0%
                                                        =========     =====           ==========      =====


     PAPER AND OTHER FOREST PRODUCTS. Paper and other forest products accounted for 42.5% of our gross North American freight revenues and 28.0% of our volume in 2000. Paper and other forest products that we carry include a wide variety of paper products, woodpulp, pulpboard (a packaging material), lumber and wood fibers. We provide direct rail service to major woodpulp and paper manufacturers in central and northeastern Wisconsin, the Upper Peninsula of Michigan and Ontario. The distribution and marketing patterns for different types of forest products vary, as do the seasonality and cyclicality of the markets. Much of our forest products business generally follows the cycles of the paper industry. Generally, this commodity grouping is influenced by the paper production levels in the territories that we serve.

     MINERALS. Minerals accounted for 28.7% of our gross North American freight revenues and 41.4% of our volume in 2000. The principal minerals that we haul in our North American operations are metallic ore, coal, clay products and roofing granules. Metallic ore consists primarily of shipments to steel producers in Ohio as well as shipments to Escanaba, Michigan for transloading to lake vessels. Low sulfur coal is carried inbound to electric utility plants in Wisconsin and high sulfur coal is carried inbound to paper companies and other industries in Wisconsin. Inbound clay products are used in paper production and in the iron ore pelletizing process. Outbound roofing granules originate at manufacturing facilities in Wisconsin. Other mineral products that we carry are sand and stone.

     INDUSTRIAL PRODUCTS. Industrial products accounted for 14.3% of our gross North American freight revenues and 10.1% of our volume in 2000. Industrial products that we haul include chemicals and petroleum products, which are hauled inbound to paper companies and fertilizer distributors that we serve, and steel, which is hauled primarily from Canadian producers to various points throughout North America.

     FOOD AND GRAIN. Food and grain products totaled 6.0% of our gross North American freight revenues and 4.9% of our volume in 2000. Corn, barley, malt and canned and frozen vegetables make up most of this group.


     INTERMODAL. Intermodal volume consists of over-the-road trailers and shipping containers hauled on railroad flat cars. The trailer and container business is especially truck-competitive, and handles time-sensitive commodities. This business represented 4.0% of our gross North American freight revenues and 11.9% of our volume in 2000. We have intermodal facilities in Chicago and in Arcadia, Green Bay, Neenah and Stevens Point, Wisconsin.


     OTHER. Other commodities accounted for 4.5% of our gross North American freight revenues and 3.7% of our volume in 2000. Other commodities include waste and scrap and miscellaneous freight.

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

     Marketing

     We emphasize superior service to our customers and have created a marketing organization designed to identify and quickly respond to customers' needs. We structure our services to provide consistent transit times and ready availability of quality equipment. Our marketing strategy includes decentralized pricing authority to enable marketing personnel with specific market knowledge and direct customer contact to make pricing decisions within established guidelines. This quick and independent reaction to market opportunities, together with clear delegation of authority and responsibility, provides for effective customer relations and enables us to retain and increase our base of business. In recognition of our excellent service during the years 1988 through 1999, LOGISTICS MANAGEMENT & DISTRIBUTION REPORT, a respected trade publication, presented us with its "Readers Choice" quality award for each of those years. The award for 2000 has not yet been presented. The award is based on customer surveys encompassing service, equipment, convenience, price and sales criteria. We have also received many awards from our customers recognizing our excellent service.

     Employee Relations

     At December 31, 2000, we employed approximately 2,180 full-time employees. Our employees, after meeting certain requirements and subject to current union contracts, are eligible to participate in our employee stock purchase plans, savings plans and bonus plans.

     The 326 conductors employed by WCL, FV&W and SSM have been represented by the United Transportation Union ("UTU") since 1997. The labor contract with the UTU became amendable on December 31, 2000 and we are in the process of negotiating an amendment to the contract with the union.


     The 340 engineers employed by WCL, FV&W and SSM have been represented by the Brotherhood of Locomotive Engineers ("BLE") since 1997. In February 2001, we successfully negotiated a labor agreement with the BLE that was ratified by its members. The agreement settles wage and work rule issues through 2002.


     ACRI's approximately 140 non-management employees are represented by various collective bargaining organizations.

     The remainder of our employees are not represented by collective bargaining organizations.

     Environmental Matters

     Our North American operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations, which are implemented principally by the U.S. Environmental Protection Agency ("USEPA") and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture, handling, transportation, storage and disposal of certain substances. One such law, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), which is also known as the "Superfund" law, generally imposes joint and several liability for clean-up and enforcement costs, without regard to fault or the legality of the original conduct, on current and predecessor owners and operators of a site. Much of our real property has been used for industrial purposes or leased to commercial and industrial companies whose activities may have resulted in discharges onto the property. Consequently, our railroads may be responsible under CERCLA and other applicable federal and state statutes for all or a part of the costs to clean up sites at which contaminants have been released by them, their lessees, predecessor owners or lessees of properties, or other third parties. Prior owners of a majority of our rail operating properties have agreed to indemnify us with respect to contamination or non-compliance with environmental laws arising prior to our acquisition of the subject sites. We and one of these prior owners are currently in discussions over the application of the indemnity to certain specific sites. In addition, several of the states in which our railroads operate make available reimbursement programs for clean-up of contamination.

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

     Regulation

     In addition to environmental, safety and other regulation applicable to all businesses, railroads are subject to regulation by federal agencies, primarily the STB and the Federal Railroad Administration ("FRA"), and by state departments of transportation and some other state and local regulatory agencies. ACRI's operations are subject to Canadian rail regulations which are generally similar to, but differ in certain respects from, their U.S. counterparts. Only U.S. regulation is described below. The STB has jurisdiction over, among other things, prices charged for services and service levels. It also has jurisdiction over acquisition, extension or abandonment of rail lines, consolidation, merger, or acquisition of control of rail common carriers, and the imposition of labor protection conditions in connection with some of the foregoing. The FRA has jurisdiction over railroad track, equipment and operating safety standards. State agencies regulate certain local safety issues, such as adequacy of warning devices at grade crossings.

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


     For purposes of rail regulation, the STB classifies railroads by revenues, with the largest, most regulated railroads being referred to as "Class I" railroads and smaller railroads being referred to as "Class II" or "Class III" railroads. WCL, FV&W and SSM are classified as Class II railroads, while WCLL is classified as a Class III railroad. On September 25, 2000, the STB issued a notice (Ex Parte No. 634) requesting comments from interested parties on an administrative proposal to adopt Statement of Financial Accounting Standards No. 94 ("SFAS 94"). The proposal would require that, for regulatory reporting purposes, carriers report data to the STB on a consolidated basis for all commonly controlled U.S. railroads and U.S. railroad-related interests. On November 15, 2000, the Company filed a Petition for Rulemaking ("Petition") with the STB (Ex Parte No. 584) requesting the STB to amend its rail carrier classification regulations and increase the annual revenue threshold for Class I railroads from its current $250 million (in 1992 unadjusted dollars) to $500 million (in 2000 dollars). On November 24, 2000, the Company submitted comments to the STB objecting to the adoption of SFAS 94 and requesting that the STB consolidate its proceeding on SFAS 94 with the Company's Petition. To date, the STB has not indicated its intention to adopt SFAS 94 or to commence rulemaking on the issues of carrier reclassification.

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

     United Kingdom

     We currently own approximately 42.5% of EWS which provides most of the rail freight services in Great Britain, operates freight trains through the English Channel tunnel and carries mail for the Royal Mail. The EWS businesses were acquired from British Rail in privatization transactions in the period from late 1995 to late 1997, with the acquisition of the principal rail freight business occurring in February 1996. During 2000, we increased our ownership interest in EWS to approximately 42.5%, through the exercise of options with a total exercise price of approximately $6.2 million. EWS has approximately 6,100 employees and utilizes 843 locomotives and 17,956 railcars in its operations. EWS's total operating revenues for 2000 were approximately $805 million. We participate in the management of EWS by furnishing executive talent and consulting services. In addition, four of our directors are on the nine-member board of EWS. We have invested approximately $91.2 million in EWS through December 31, 2000. We account for our investment in EWS under U.S. generally accepted accounting principles ("GAAP") utilizing the equity method of accounting. Our 2000 consolidated statement of income included equity in the net income of EWS of $0.7 million.

     New Zealand

     We currently own approximately 23.7% of the New Zealand company, Tranz Rail, which operates a 2,400 route mile freight and passenger rail business, an interisland ferry business and a trucking business with a total of approximately 4,200 employees, 510 locomotives and self-propelled passenger cars, 5,960 railcars, 3,500 shipping containers and three ferry vessels. We participate in the management of Tranz Rail by furnishing consulting services. In addition, five of our directors are on the ten-member board of Tranz Rail, and our chairman is also the chairman of Tranz Rail. Tranz Rail's total operating revenues for 2000 were approximately $273.9 million. We have invested approximately $22.3 million in Tranz Rail, and have received approximately $30.7 million in proceeds from return of capital and dividends.

     Tranz Rail completed an initial public offering of its common stock on June 18, 1996 and is listed on The Nasdaq Stock Market(R) in the United States and listed on the New Zealand stock exchange in New Zealand. Total equity market capitalization of Tranz Rail as of December 31, 2000 was approximately $186.4 million. We account for our investment in Tranz Rail under U.S. GAAP utilizing the equity method of accounting. Our 2000 consolidated statement of income included equity in the net income of Tranz Rail of $1.8 million.

     Tranz Rail is subject to the reporting requirements of the Securities Exchange Act of 1934 applicable to a foreign private issuer and, accordingly, files certain reports and other information with the SEC.

     Australia


     We currently own approximately 33% of the Australian company, Australian Transport Network Limited ("ATN"), which provides substantially all commercial rail freight service in Tasmania operating a 555 route mile rail system and also provides rail transportation services, as an independent rail operator, to a major grain shipper in the states of Victoria and New South Wales. Tranz Rail owns another 27% of ATN. ATN utilizes approximately 200 employees, 55 locomotives and 719 railcars. We have been granted options to acquire additional shares in ATN from other ATN shareholders to compensate us for our leadership of the consortium. We participate in the management of ATN by furnishing consulting services. In addition, two of our directors and two of our executive officers are on the eight-member board of ATN. ATN's total operating revenues for 2000 were approximately $18.9 million. Through December 31, 2000, we had invested approximately $6.3 million in ATN. In January 2001, we invested another $1.5 million in ATN in connection with its debt refinancing. We account for our investment in ATN under U.S. GAAP utilizing the equity method of accounting. Our 2000 consolidated statement of income included equity in the net income of ATN of $0.2 million.

     Jordan

     In 1998, we announced that a consortium including WCI was named as the preferred bidder for a 25-year contract to operate the assets of the Aqaba Railway Company ("ARC") which is currently owned by the Government of Jordan ("GOJ"). The ARC system includes approximately 300 kilometers of railroad trackage that serves primarily the Jordan Phosphates Mines Company ("JPMC") hauling phosphate. As preferred bidder, the consortium is negotiating a final lease agreement with the GOJ and a final transportation agreement with JPMC which we anticipate closing in 2001. The funds for our investment have been and will be derived from internally generated funds and borrowings under existing credit facilities.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding each person who serves as one of our executive officers:


                           AGE AS OF
       NAME            FEBRUARY 28, 2001                   POSITION WITH COMPANY
   ----                -----------------                   ---------------------

Thomas F. Power, Jr.              60         President and Chief Executive Officer
J. Reilly McCarren                44         President and Chief Executive Officer, WCL,
                                                 FV&W, ACRI, SSM and WCLL
Ronald G. Russ                    46         Executive Vice President and Chief Financial Officer
James E. Fisk                     48         Executive Vice President - Corporate Development
John L. Bradshaw                  49         Vice President - Corporate Development
Deborah M. Coady                  46         Vice President - Human Resources and Claims
Janet H. Gilbert                  53         Vice President - General Counsel, WCL, FV&W, ACRI, SSM and WCLL
Randy H. Henke                    47         Vice President - Engineering, WCL, FV&W, ACRI and SSM
Walter C. Kelly                   57         Vice President and Chief  Accounting  Officer;  Chief Financial  Officer WCL,
                                                 FV&W,  ACRI, SSM and WCLL
Glenn J. Kerbs                    60         Vice President - WCTC
Robert F. Nadrowski               54         Vice President - Mechanical, WCL, FV&W, ACRI and SSM
William R. Schauer                56         Vice President - Marketing, WCL, FV&W, ACRI and SSM
J. Edward Terbell                 48         Vice President and General Manager, WCL,  FV&W, ACRI
                                                 and SSM
Richard P. White                  55         Vice President - Corporate Development
Marty J. Mickey                   38         Treasurer



     Mr. Power has served as our President and Chief Executive Officer since September 1999. Prior to September 1999, Mr. Power served as Executive Vice President and Chief Financial Officer of our Company since our formation in 1987. Mr. Power is a director of the Company and each of our subsidiaries other than ACRI and WCCHI, and has served as such since 1987. Mr. Power also serves as a director of EWS and Tranz Rail. Mr. Power has 33 years of railroad management experience.

     Mr. McCarren has served as President and Chief Executive Officer of our North American operating subsidiaries since September 1999. From July 1996 to August 1999, Mr. McCarren served as Executive Vice President and Chief Operating Officer of our North American operating subsidiaries. Mr. McCarren has served as a director of the Company since December 1998. From 1990 to 1996, Mr. McCarren served as President of Gateway Western Railway Company. From 1988 to 1990, Mr. McCarren served as the General Superintendent - Transportation for the Chicago, Missouri and Western Railway. Mr. McCarren has 22 years of railroad management experience.

     Mr. Russ has served as Executive Vice President and Chief Financial Officer of our Company since September 1999. From May 1999 to September 1999, Mr. Russ served as Vice President of the Company. From January 1994 to April 1999, Mr. Russ served as Executive Manager and Chief Financial Officer of Tranz Rail. Prior to serving at Tranz Rail, Mr. Russ served as our Treasurer from 1987 to 1993. Mr. Russ has 20 years of railroad management experience.

     Mr. Fisk has served as Executive Vice President - Corporate Development of our Company since September 1999. From 1996 to 1999, Mr. Fisk served as Engineering Director of EWS. Prior to serving at EWS, Mr. Fisk served as Mechanical Superintendent - Locomotive for our North American operating subsidiaries from 1987 to 1996. Mr. Fisk also serves as a director of ATN. Mr. Fisk has 27 years of railroad management experience.


     Mr. Bradshaw has served as a Vice President - Corporate Development of our Company since June 1998. From June 1994 to June 1998, Mr. Bradshaw served as Group General Manager, Operations for Tranz Rail. From November 1993 to June 1994, Mr. Bradshaw served as General Manager, Rail Operations for Tranz Rail. Prior to serving at Tranz Rail, Mr. Bradshaw served as Vice President and General Manager of our North American operating subsidiaries from 1987 to November 1993. Mr. Bradshaw has 27 years of railroad management experience.


     Ms Coady has served as Vice President - Human Resources and Claims of our Company since November 1999. From 1996 to 1999, Ms Coady served as Assistant Vice President, Human Resources of our North American operating subsidiaries. From 1993 to 1996, Ms Coady served as Superintendent of Transportation of FV&W's Fox Valley Division. Prior to joining our Company in 1993, Ms Coady was employed by the Fox River Valley Railroad, most recently as Director of Human Resources. Ms Coady has 25 years of human resource experience.


     Ms Gilbert has served as Vice President - General Counsel of our North American operating subsidiaries since October 1999. From 1996 to 1999, Ms Gilbert served as General Counsel of our North American operating subsidiaries. Prior to that time, Ms Gilbert served as Assistant General Counsel of our North American operating subsidiaries since our formation in 1987. Ms Gilbert began her legal career as trial counsel for the Federal Trade Commission and joined the railroad industry in 1983. Ms Gilbert has 18 years of railroad management experience.


     Mr. Henke has served as Vice President - Engineering of our North American operating subsidiaries since February 2001. From 1999 to 2001, Mr. Henke served as Chief Engineer - Structures of our North American operating subsidiaries. From 1996 to 1999, Mr. Henke served the EWS most recently as head of its operating division. In 1995, Mr. Henke served as our Vice President, Planning. Prior to that time, Mr. Henke served as the Western Division Transportation Manager for our North American operating subsidiaries since our formation in 1987. Mr. Henke has 24 years of railroad management experience.

     Mr. Kelly has served as Vice President and Chief Accounting Officer of our Company since September 1988. He serves as Vice President and Chief Financial Officer of our North American operating subsidiaries. Prior to joining the Company, Mr. Kelly served as Corporate Controller for Spiegel, Inc. (a catalog retailer) from 1987 to 1988, as an independent consultant during 1986, and as Vice President, Finance for Wilton Enterprises, Inc. (a distributor of housewares) during 1985.

     Mr. Kerbs has served as Vice President of our Company since January 2001. From 1987 to 2001, Mr. Kerbs served as Vice President - Engineering of our North American operating subsidiaries. From 1974 until 1987, Mr. Kerbs was employed by the Chicago and Northwestern Transportation Corporation ("CNW") most recently as Director of Maintenance Operations. Mr. Kerbs has 37 years of railroad management experience.

     Mr. Nadrowski has been employed as Vice President - Mechanical of our North American operating subsidiaries since 1987. From 1985 until 1987, Mr. Nadrowski was involved in the ownership and operation of a marina and a motel in Wisconsin. From 1966 to 1985, Mr. Nadrowski was employed by the Milwaukee Road, most recently as Assistant Vice President and Chief Mechanical Officer. Mr. Nadrowski has 30 years of railroad management experience.

     Mr. Schauer has served as Vice President - Marketing of our North American operating subsidiaries since October 1988, and served as Assistant Vice President, Marketing, of WCL from 1987 until October 1988. From 1986 until 1987, Mr. Schauer was employed by CNW as General Marketing Manager. Mr. Schauer has 26 years of railroad management experience.

     Mr. Terbell has been employed as Vice President and General Manager our North American operating subsidiaries since November 1993. Prior to that time, Mr. Terbell served as WCL's Eastern Division Transportation Manager since 1987. From 1973 until 1987, Mr. Terbell was employed by CNW, most recently as Assistant Division Manager - Engineering. Mr. Terbell has 26 years of railroad management experience.

     Mr. White has served as Vice President - Corporate Development of our Company since November 1999. From 1996 to 1999, Mr. White served as Vice President - Human Resources, of our Company. Prior to joining our Company, Mr. White held a variety of positions with Tranz Rail and its predecessors from 1962 to 1996, most recently as Executive Manager, Personnel. Mr. White also serves as a director of ATN. Mr. White has 39 years of railroad management experience.

     Mr. Mickey has served as Treasurer of our Company and its subsidiaries since May 1996. Prior to that time, Mr. Mickey served as Assistant Controller of WCL from 1990 to 1996. From 1984 to 1990, Mr. Mickey was employed by Arthur Andersen & Co., most recently as audit manager.

     The executive officers of the Company are elected annually by and serve at the discretion of the Company's Board of Directors.

ITEM 2. PROPERTIES


     Our principal North American properties are 2,538 route miles of operating rail lines (1,845 route miles of main lines and 693 route miles of secondary lines), 222 route miles of trackage rights (contractual rights to operate over lines of railroad owned by others), associated yards, terminals, repair facilities and contiguous real estate. The following table sets forth our North American operating rail lines:


                                                                           OWNED
                                                               ------------------------
                                                                MAIN   SECONDARY  TOTAL    TRACKAGE    TOTAL
                                                               LINES     LINES    OWNED     RIGHTS    OPERATED
                                                               -----    -------  ------    -------    --------

WCL  .......................................................   1,151        540    1,691       204      1,895
FV&W .......................................................     224        120      344        15        359
ACRI .......................................................     295          -      295         1        296
SSM  .......................................................     171         33      204         2        206
WCLL .......................................................       4          -        4         -          4
                                                               -----      -----   ------     -----      -----
     Total..................................................   1,845        693    2,538       222      2,760
                                                               =====      =====   ======     =====      =====

     We also own 147 route miles of abandoned rail lines and rail lines not currently operated.


     The majority of our main line from Chicago to Stevens Point, Wisconsin (238 route miles) is in FRA Class IV condition, permitting speeds up to 50 m.p.h. for freight trains. Our other main lines are primarily FRA Class III lines, permitting speeds up to 40 m.p.h., and we consider them appropriate to handle current and expected traffic on those lines. Secondary lines are primarily FRA Class II lines, permitting speeds up to 25 m.p.h., which we also consider appropriate for current and expected traffic volume. Class designations of rail lines are made or revised based on track inspections. Additionally, all of the main lines are inspected with an electronic rail defect detector car at least once annually. Our maintenance and track improvement plans are designed to, at the minimum, preserve class designations at present levels.

     We have trackage rights that provide us access into Chicago, Duluth/Superior, Milwaukee and Minneapolis/St. Paul. The trackage rights are subject to restrictions on the use of rail lines into Milwaukee and Minneapolis/St. Paul for overhead business. We also have rights under various leases, joint facility agreements and transportation contracts. We are lessees of locomotives, railcars and maintenance equipment. Our joint facility agreements include various operating and maintenance agreements with other railroads under which certain railroad properties (such as track, switches, crossings, interchanges and bridges) are jointly used and maintained.

     We own and operate car and locomotive repair facilities located in Fond du Lac, Stevens Point and Green Bay, Wisconsin, Gladstone, Michigan and Sault Ste. Marie, Ontario. These facilities service our locomotives and railcars and offer equipment repair services to other carriers and our customers. We also own a metallic ore transload dock and storage facility in Escanaba, Michigan. The ore dock site includes a pier used to transload iron ore into cargo ships that are docked at the pier. The pier is capable of docking four ships at a time.

     At December 31, 2000, our North American equipment fleet consisted of 244 locomotives (178 owned and 66 leased) and 13,164 freight cars (4,040 owned and 9,124 leased). The average age of the locomotives and freight cars in our fleet is 34 years and 23 years, respectively. Despite their age, our locomotives and freight cars have achieved good availability, primarily as a result of our preventive maintenance program. Of our current fleet of locomotives and freight cars, approximately 65% and 60%, respectively, were acquired new or have been rebuilt or received a major overhaul since 1987. Our availability rates with respect to our locomotive and railcar fleet were 91% and 98%, respectively, in 2000.

     We own various parcels of non-operating real estate that are contiguous to our rail lines. Some of this real estate is leased to third parties, on varying terms, generating lease income of $1.5 million in each of the past three years. In addition, we have, since inception, sold certain of our excess assets. The proceeds and pre-tax gains recognized with respect to these sales from 1996 through 2000 are as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------------
                                                        2000         1999         1998         1997         1996
                                                     --------     --------      -------      -------      --------
                                                                              (IN THOUSANDS)

Proceeds from sales of excess assets..............   $  1,135     $    275      $   943      $   847      $  1,210
Pre-tax gain from sales of excess assets..........        972          221          592          682         1,015

     Our strategy is to sell excess assets, but there can be no assurances as to our ability to sell our remaining excess assets or as to the prices we will receive if and when we sell excess assets.

     The quality of our title to our rights-of-way varies. Our properties were acquired by our predecessors over extended periods of time and by different companies. Accordingly, the original conveyancing documents were not standardized and are subject to judicial interpretation as to the interest conveyed to the original acquiring railroad. In cases involving other railroads, deeds have sometimes been construed to create either an easement for railroad purposes or an ownership interest that terminated upon the cessation of use for railroad purposes. At the time of each acquisition of rail properties, we obtained either a representation from the seller or title insurance (or both) to the effect that we would have sufficient interest in the acquired properties to operate a railroad. However, if we cease to operate our railroad over a parcel of land, our interest in the parcel could revert to adjacent landowners or to others holding a reversionary interest. In Wisconsin, our right to dispose of property is limited by a Wisconsin statute that gives the state the right of first refusal with respect to any property to be sold by a railroad. Because of their age, buildings and structures on our rail properties are also often subject to historical preservation review prior to disposition.

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

     Our railroads are currently subject to a number of claims and legal actions that arose in the ordinary course of business, including FELA claims by our employees and personal injury claims (including wrongful death claims) by third parties. We believe these claims, taking into account reserves and applicable insurance, will not have a material adverse effect on our financial position or annual financial results of operations. Adverse judgments with respect to these claims, individually or in the aggregate, in excess of related reserves and applicable insurance, could have a material adverse effect on our financial position or annual financial results of operations.


     In October 1995, the Circuit Court of Dane County ruled in favor of a Wisconsin Department of Revenue ("WDR") retroactive assessment of personal property taxes for the tax years 1990 through 1993 against all Wisconsin railroads, including WCL and FV&W. As a result of the ruling, we recognized the $3.0 million retroactive assessment, as well as accrued interest of $0.7 million, in our 1995 consolidated statement of income. After various litigation proceedings on this matter, WCL and FV&W reached a settlement with the WDR with respect to this case in 2000 which resulted in a $2.4 million reversal of previously recorded expenses by WCL and FV&W. See Note 17 to the consolidated financial statements included in Item 8.


     WCL and FV&W have been named as "potentially responsible parties" under state spill statutes or CERCLA with respect to contamination at a number of sites on their properties. As potentially responsible parties, WCL and FV&W as the owners or lessees of these sites have been identified by state or federal environmental authorities as parties that may have an obligation (jointly and severally with predecessor and concurrent owners and lessees and other third parties) to pay for the cost of remediation of those sites. However, we believe that any expense we may incur in connection with the clean-up of such sites will not have a material adverse effect on our financial condition or annual financial results of operations. As part of our normal operations, our railroads transport hazardous materials from time to time, which may expose them to claims and potential liability for injuries to employees, other persons, property and the environment. See Item 1.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     On October 20, 2000, a dissident stockholders' committee initiated a solicitation of stockholder written consents for adoption of the following six proposals:


          PROPOSAL 1: Proposal 1 provided for the amendment of Section 3.2 of the By-laws to remove the provision establishing a classified Board of Directors and to require the annual election of all directors. In particular, the proposed amendment would delete the third and fourth sentences of Section 3.2 of the Bylaws and insert in lieu thereof the sentence "Directors shall be elected annually to serve for one year terms."

          PROPOSAL 2: Proposal 2 provided for the amendment of Section 3.3 of the By-laws to recognize the elimination of the classified Board of Directors by deleting the second and third sentences and inserting in lieu thereof the sentence "Any director elected in accordance with this paragraph shall hold office until the next annual meeting of the stockholders or until his or her earlier death, resignation or removal in a manner permitted by statute or these by-laws."

          PROPOSAL 3: Proposal 3 provided for the elimination of Section 3.13 of the By-laws in its entirety. The proposed elimination of Section 3.13 of the By-laws would permit the stockholders of the Company to remove directors with or without cause.


          PROPOSAL 4: Proposal 4 provided for the removal of the nine members of our Board of Directors who were serving at the time the solicitation was initiated: Thomas E. Evans, Carl Ferenbach, J. Reilly McCarren, Roland V. McPherson, Thomas F. Power, Jr., Thomas W. Rissman, John W. Rowe, A. Francis Small and Robert H. Wheeler, and any other person or persons who were members of our Board at the time the proposals became effective (other than the persons elected as a result of the adoption of Proposal 5, described below).

          PROPOSAL 5: Proposal 5 provided for the election of John W. Barriger, Edward A. Burkhardt, Robert E. Dowdy, Aaron J. Gellman, Michael W. Howell, Henry Posner III and Andy Sze as directors to serve until the Company's next annual meeting of stockholders and until their successors have been duly elected and qualified.

          PROPOSAL 6: Proposal 6 provided for the repeal of any amendments of the By-laws (whether effected by supplement to, deletion from or revision of the By-laws) adopted subsequent to May 20, 1999, and at or prior to the time the proposals become effective (other than amendments adopted as a result of the adoption of Proposals 1, 2 or
          3).

     In order to pass and become effective, each of the proposals required consent by stockholders owning a majority of outstanding shares. We announced the results of the proxy solicitation on January 18, 2001. Proposals 1, 2, 3 and 6 received the required majority and passed. Proposals 4 and 5 did not receive the required majority and did not pass. The specific results, as reported by the Inspector of Election we retained, are as follows:


                                                                                           AFFIRMATIVELY
                                                                                              WITHHELD
                                                  CONSENTS AS A                            CONSENTS AS A
                                                  PERCENTAGE OF           NUMBER OF        PERCENTAGE OF
                                                 TOTAL NUMBER OF       AFFIRMATIVELY      TOTAL NUMBER OF
                                 NUMBER OF         OUTSTANDING            WITHHELD          OUTSTANDING
                                 CONSENTS            SHARES               CONSENTS             SHARES
                                ----------           ------               --------             ------

          PROPOSAL 1            24,521,374            52.69                509,001              1.09

          PROPOSAL 2            24,499,924            52.64                530,451              1.14

          PROPOSAL 3            24,501,024            52.64                529,351              1.14

          PROPOSAL 4            15,219,441            32.70              9,810,934             21.08

          PROPOSAL 5            15,217,107            32.70              9,813,268             21.09

          PROPOSAL 6            23,442,604            50.37              1,587,771              3.41

     After completion of the consent solicitation, the following persons continue to serve as directors: Thomas E. Evans, Carl Ferenbach, J. Reilly McCarren, Roland V. McPherson, Thomas F. Power, Jr., Thomas W. Rissman, John W. Rowe, A. Francis Small and Robert H. Wheeler.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


     Our Common Stock is available for quotation through The Nasdaq Stock Market(R) under the symbol "WCLX". On February 28, 2001 there were 1,950 record holders of our Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our Common Stock as quoted through the Nasdaq National Market System:


                                                                           PRICE PER SHARE
                                                                        --------------------
              CALENDAR PERIOD                                             HIGH         LOW
              ---------------                                           -------      -------
              1999:
                First Quarter........................................   $ 17.88      $ 12.56
                Second Quarter.......................................     22.38        12.38
                Third Quarter........................................     20.00        13.50
                Fourth Quarter.......................................     15.25        12.44

              2000:
                First Quarter........................................   $ 14.88      $ 10.72
                Second Quarter.......................................     16.13        11.13
                Third Quarter........................................     14.56         9.88
                Fourth Quarter.......................................     16.00         9.81


     We have not paid and have no current plans to pay dividends on our Common Stock. We currently intend to retain all earnings for use in our business. The payment of any future dividends will be determined by the Board of Directors in light of the future prevailing conditions, including our earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors. We are also restricted from making dividend payments by the agreement we entered into with CN with respect to the proposed merger.

ITEM 6. SELECTED FINANCIAL DATA


                                                                 YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------------
                                           2000            1999           1998          1997 (1)         1996
                                        -----------    -----------     -----------    -----------    -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:

Operating revenues (2)                  $   372,114    $   362,744     $   344,062    $   333,510    $   265,119
Operating expenses (3)                      279,100        272,666         252,323        255,831        226,388
                                        -----------    -----------     -----------    -----------    -----------
Income from operations                       93,014         90,078          91,739         77,679         38,731

Other income, net (4)                         2,479          1,246           6,762          1,234          1,812
Interest expense (5)                        (24,547)       (17,830)        (17,169)       (14,663)       (11,808)
Provision for income taxes                  (28,095)       (29,103)        (32,205)       (25,442)       (11,378)
                                        -----------    -----------     -----------    -----------    -----------
Income before equity in net income
   of affiliates and extraordinary items     42,851         44,391          49,127         38,808         17,357

Equity in net income of affiliates (6)        2,708         22,466          27,167         38,618         32,677
Extraordinary items (7)                           -              -               -              -         (1,602)
                                        -----------    -----------     -----------    -----------    -----------
Net income                              $    45,559    $    66,857     $    76,294    $    77,426    $    48,432
                                        ===========    ===========     ===========    ===========    ===========
Diluted earnings per share:
   Income before extraordinary
      items                             $      0.93    $      1.30     $      1.49    $      1.51    $      0.98
   Net income                           $      0.93    $      1.30     $      1.49    $      1.51    $      0.95

Cash dividends per common share         $         -              -               -              -              -

BALANCE SHEET DATA:
Total assets                             $1,199,165     $1,159,503      $1,016,040    $   911,596    $   691,275
Investment in affiliates                    208,316        223,046         173,750        152,489        114,652
Total debt                                  391,291        343,133         273,799        280,770        165,034
Stockholders' equity                        475,061        509,920         443,994        369,685        299,146
Debt to total capitalization                   45.2%          40.2%           38.1%          43.2%          35.6%


(1) Includes partial year (11 months) results of the operation of the Duck Creek North lines acquired January 1997.

(2) The 1996 amount is shown net of disputed switching charges of $13.3 million discussed in Note 15 to the consolidated financial statements included in
     Item 8.

(3) The 2000 amount includes the effect of $2.0 million of expenses due to special items which include the write-off of acquisition costs, a reorganization charge, proxy contest and strategic review costs and a property tax settlement, all discussed in Item 7. The 1999 amount includes reorganization expenses of $3.9 million discussed in Item 7.

(4) The 1998 amount includes $5.4 million related to the March 1998 sale of the Company's rights under a five-year transportation agreement discussed in
     Note 14 to the consolidated financial statements included in Item 8.

(5) Interest expense includes $0.3 million, $1.2 million, $0.9 million and $2.9 million in 1999, 1998, 1997 and 1996, respectively, resulting from disputed switching charges discussed in Note 15 to the consolidated financial statements included in Item 8.

(6) The 2000 and 1999 amounts include $(10.2) million and $4.2 million respectively, of special one-time items at EWS and Tranz Rail discussed in
     Item 7. The 1996 amount Includes partial year (10 months) results of EWS's principal freight business, acquired February 1996.


(7) Extraordinary items result from early extinguishment of debt obligations and are stated net of related income tax benefits.

The operating data below presents additional information about our North American operations.

                                                                        YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------
                                                      2000          1999         1998         1997(1)      1996
                                                   -----------  -----------  -----------  -----------   -----------
OPERATING DATA:
Revenue ton miles of freight traffic
(millions) (2).................................       10,082       10,779        9,677       10,338        9,786
Revenue per ton mile (cents) (3)...............          3.1          2.9          3.2          3.0          2.6
Operating ratio (4)............................         75.0%        75.2%        73.3%        76.7%        81.3%
Revenue ton miles per freight
    train hour (thousands) (2).................           37           39           38           38           44
Revenue ton miles per locomotive
    in service (millions) (2)..................           41           45           42           46           47
Fuel consumption (thousand gallons)............       29,764       31,248       29,743       29,634       28,537
Fuel cost per gallon (average, in cents).......           86           65           67           74           75
Revenue ton miles per gallon of fuel (2).......          339          345          325          349          343
Total carloads.................................      536,593      563,200      547,662      565,625      464,149
Carloads from originating, terminating
    and local traffic..........................         89.9%        88.1%        90.1%        84.9%        78.3%
Gross freight revenues from originating,
    terminating and local traffic..............         91.2%        89.2%        91.1%        87.9%        84.2%


(1) Includes partial year (11 months) results of the operation of the Duck Creek North lines acquired January 1997.

(2) A revenue ton mile equals weight in tons of freight carried for hire multiplied by the distance in miles between origin and destination.

(3) Revenue per ton mile equals net freight revenue divided by revenue ton miles of freight volume.

(4) Operating ratio represents operating expenses as a percentage of operating revenues. The 1996 percentage excludes the effect of the disputed switching charges of $13.3 million discussed in Note 15 to the consolidated financial statements included in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements, related notes and other financial information included in Item 8.

RESULTS OF OPERATIONS: 2000 COMPARED TO 1999

     Our net income for 2000 was $45.6 million compared with $66.9 million for 1999, a decrease of $21.3 million, or 31.9%.

     OPERATING REVENUES. Operating revenues for North American operations in 2000 were $372.1 million compared with $362.7 million for 1999, an increase of $9.4 million or 2.6%. Volume, as measured by carloads handled (including as a carload each trailer or container), for 2000 was 536,593 carloads (excluding haulage business) compared with 563,200 carloads in 1999, a decrease of 26,607 carloads or 4.7%.

     The following table compares our 2000 and 1999 revenues:

                                            OPERATING REVENUE COMPARISON
                                                    2000 VS. 1999

                                                                  % OF GROSS                  % OF GROSS
                                                         2000        FREIGHT          1999      FREIGHT       %
                                                      REVENUES      REVENUES        REVENUES    REVENUES    CHANGE
                                                      --------      --------        --------    --------    ------
                                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)

Gross freight revenues............................   $  329,016       100.0%        $326,340     100.0%      0.8%
Allowances, absorptions and adjustments...........      (14,347)       (4.4)         (15,148)     (4.6)      5.3
                                                      ---------        ----          -------      ----
Net freight revenues..............................      314,669        95.6          311,192      95.4       1.1
Switching, haulage, demurrage, passenger
     and other revenues...........................       57,445        17.5           51,552      15.8      11.4
                                                     ----------       -----       ----------     -----
Operating revenues................................     $372,114       113.1%        $362,744     111.2%      2.6%
                                                       ========       =====         ========     =====

     Gross freight revenues for 2000 increased in three of six commodity groups compared with 1999, with an overall increase of 0.8%. Carload volume decreased in four of six commodity groups compared to 1999, with an overall decrease of 4.7%. Although overall volume decreased, we experienced an increase in gross freight revenues, primarily due to a change in the business mix in that a decrease in volume for minerals (lower average price per carload) was offset by an increase in paper volume (higher average price per carload).

     The following table compares volume (in carloads), gross freight revenues and average revenue per carload by commodity group for the years 2000 and 1999:

         CARLOAD AND GROSS FREIGHT REVENUE COMPARISON BY COMMODITY GROUP
                                  2000 VS. 1999

                                                                                                     AVERAGE
                                                                                                     REVENUE
                                                    CARLOADS           GROSS FREIGHT REVENUES      PER CARLOAD
                                             --------------------     -----------------------    --------------
              COMMODITY GROUP                   2000       1999         2000         1999           2000   1999
------------------------------------------   ---------    -------     ----------   ----------    -------  -----
                                                                           (IN THOUSANDS)

Paper and other forest products                150,329    148,880     $  139,699   $  133,609    $   929 $  897
Minerals                                       222,100    245,617         94,383       98,223        425    400
Industrial products                             54,187     53,776         47,059       47,295        868    879
Food and grain                                  26,077     30,610         19,787       20,178        759    659
Intermodal                                      63,911     63,975         13,305       12,732        208    199
Other                                           19,989     20,342         14,783       14,303        740    703
                                             ---------    -------     ----------    ---------
Total                                          536,593    563,200     $  329,016   $  326,340    $   613 $  579
                                             =========    =======     ==========   ==========


     Gross freight revenue from paper and other forest products increased $6.1 million or 4.6% on a volume increase of 1.0%. Demand from the paper industries was stronger throughout most of 2000 compared to 1999. Increased revenues of $4.0 million, $2.2 million, $0.6 million and $0.6 million from paper, wood fibers, pulpboard and lumber, respectively, were partially offset by a decrease of $1.3 million in revenues from woodpulp.

     Gross freight revenues for minerals decreased 3.9% while volume decreased 9.6% from the 1999 level. The volume decrease was primarily driven by a 16% reduction in metallic ore shipments due to a build-up of inventory at the Escanaba ore dock at the end of 1999 and the expiration of a temporary transportation agreement in November 1999. Shipments of granules used in the production of roofing shingles decreased due to a lower demand. This was somewhat offset by an increase in shipments of aggregates used in oil and construction industries and an increase in coal revenues and volume of 5.4% and 5.0%, respectively, over 1999.

     Gross freight revenues in the industrial products segment decreased slightly as a lower demand for steel was mostly offset by an increase in the demand for chemicals and petroleum products. Demand for steel decreased compared to 1999 as a result of the general economic downturn in the domestic steel industry which faced increasing pricing pressures from foreign competitors. Meanwhile, demand for paper making chemicals was positively impacted by the strong demand in the paper market. Overhead shipments of agricultural fertilizers decreased in 2000 as business was diverted to a competitive route.

     Food and grain revenues decreased 1.9% while volume decreased 14.8%. The decrease was primarily a result of a reduction in overhead shipments of grain and a weaker demand in canned goods.

     Intermodal revenues increased 4.5% as we experienced an increase in the participation of truck-line carriers and an increase in the shipments of imported raw materials to online receivers. Other commodity revenues experienced a 3.4% increase as demand in the scrap paper market was somewhat offset by the diversion of some consumer goods to truck carriers due to service disruptions experienced by other rail carriers.


     Other revenues increased $5.9 million in 2000 to $57.4 million. Haulage revenues (which are not included in gross freight revenues) increased by $2.5 million due to an increase in business between Superior, Wisconsin and Chicago by the CN under a wholesale freight haulage agreement. The fuel surcharge program, implemented in 2000 to help offset the high cost of fuel, generated $1.4 million of incremental revenue in 2000. Additionally, demurrage and switching revenues both increased by $1.0 million over the 1999 levels due to certain changes in business patterns.


     OPERATING EXPENSES. Operating expenses were $279.1 million for 2000, an increase of $6.4 million, or 2.4%, compared with 1999. The largest increases in operating expenses occurred in labor, fuel and depreciation costs. The 2000 and 1999 operating expenses include a number of unusual items. In 2000, operating expenses include a net $2.0 million of special items: a $1.9 million write-off of deferred acquisition costs, $1.8 million of expenses relating to strategic review and proxy contest costs and $0.7 million of reorganization charges, offset in part by a $2.4 million favorable property tax settlement. The 1999 operating expenses include a $3.9 million reorganization charge. Our operating ratio (operating expenses as a percentage of operating revenues) was 75.0% for 2000, compared to 75.2% in 1999.

     The following table sets forth a comparison of our operating expenses during 2000 and 1999:


                                             OPERATING EXPENSE COMPARISON
                                                    2000 VS. 1999

                                                                      2000                1999          % CHANGE
                                                                  -----------          -----------      --------
                                                                                       (IN THOUSANDS)
Labor expense (including payroll taxes
   and fringe benefits)........................................     $ 119,952          $   115,680          3.7%
Diesel fuel....................................................        25,461               20,270         25.6
Materials......................................................        25,424               26,253         (3.2)
Equipment rents, net...........................................        25,621               27,739         (7.6)
Joint facilities, net..........................................         1,483                1,074         38.1
Depreciation...................................................        25,842               22,872         13.0
Casualty and insurance.........................................         8,774                9,726         (9.8)
Property taxes.................................................         4,011                3,909          2.6
Property tax settlement........................................        (2,365)                   -          *
Acquisition cost write-off.....................................         1,939                    -          *
Strategic review and proxy contest costs.......................         1,750                    -          *
Reorganization costs...........................................           725                3,874          *
Other operating................................................        40,483               41,269         (1.9)
                                                                  -----------          -----------
Operating expenses.............................................   $   279,100          $   272,666          2.4%
                                                                  ===========          ===========

* Not meaningful.

     Labor expense for 2000 increased 3.7% compared with 1999 primarily due to an average 3% increase in wage rates at the beginning of 2000, combined with the rising costs of medical benefits for our employees and a slight shift of the labor force mix to higher skilled and better compensated positions. This was partially offset by a 1% decrease in the average work force and a 16% decrease in incentive expense. Labor expense as a percentage of operating revenues increased to 32.2% in 2000 compared with 31.9% in 1999.

     Diesel fuel expense for 2000 increased $5.2 million or 25.6% versus 1999 due primarily to the sharp increase in fuel prices experienced throughout 2000. Higher fuel prices in 2000 resulted in a $10.8 million unfavorable price variance, before the effect of hedges, compared to 1999. The hedges we had in place during 2000 saved us $4.5 million during the year. We have hedge arrangements covering approximately 23% of our expected fuel consumption for the first half of 2001 and approximately 10% of our expected fuel consumption for the balance of 2001. We enter into hedge arrangements to reduce our exposure to price volatility and can give no assurance that the hedge arrangements will yield lower costs than spot market purchases. See Item 7A.

     Materials expense for 2000 decreased $0.8 million or 3.2% versus 1999 primarily due to a reduction in repair costs for locomotives and freight cars. Net equipment rents for 2000 decreased by $2.1 million or 7.6% primarily due to smoother operations in the Chicago rail corridor in 2000 as compared to 1999, more efficient use of equipment and the benefits of certain favorable renegotiated lease terms in 2000. Net joint facilities expense increased $0.4 million compared to 1999, reflecting changes in operating patterns.

     Depreciation expense for 2000 increased $3.0 million or 13.0% primarily due to capital spending programs on track and structures to support increasing volume levels. Casualty and insurance expense for 2000 decreased by $1.0 million or 9.8% primarily due to lower personal injury claim costs. Excluding the effect of a $2.4 million tax settlement with the State of Wisconsin, property tax expense for 2000 increased by $0.1 million or 2.6%.

     Deferred acquisition costs of $1.9 million were written off in 2000 primarily related to unsuccessful attempts to acquire a freight car leasing company in Poland and a railroad operating company in Western Australia and termination of our participation in the privatization of Poland's national railway.


     We incurred $1.8 million of charges for strategic review and proxy contest costs in 2000. The majority of this amount, approximately $1.1 million, was spent for advisory and legal expenses incurred in the defense against proxy proceedings initiated by a dissident stockholders' committee. The committee proposed certain stockholder actions, including the replacement of our current Board of Directors with a new Board. See Item 4. The remaining approximately $0.7 million was spent primarily on advisory fees to actively explore the disposition of all or part of our company to realize greater stockholder value.

     Reorganization costs of $0.7 million were incurred in 2000 to consolidate certain operating functions and simplify the organizational structure. The reorganization resulted in the elimination of over 40 salaried positions, and is expected to improve annual cash flow by approximately $3 million. Reorganization costs in 1999 represent costs associated with reorganization of personnel and agreements entered into with former employees .


     OTHER INCOME (EXPENSE) AND INCOME TAXES. Other income for 2000 was $2.5 million, $1.2 million more than 1999. This change is primarily attributable to an increase in the gain on land sales of $0.8 million combined with a reduction in the amortization of organization costs.

     Interest expense for 2000 was $24.5 million, an increase of $6.7 million over 1999. This increase resulted from higher average debt outstanding combined with increased average interest rates on our revolving credit line. The average debt balance increased mainly due to the repurchase of almost 5.0 million shares of our common stock and the purchase of additional shares of EWS stock.

     The income tax provision as a percentage of pre-tax income remained constant at 39.6% for both 2000 and 1999.

     EQUITY IN NET INCOME OF AFFILIATES. Our results for 2000 included equity in net income of affiliates of $2.7 million compared to $22.5 million for 1999.


     EWS. The contribution from EWS to our equity in net income of affiliates in 2000 was $0.7 million versus $13.6 million in 1999. Our equity in the net income of EWS in 2000 was impacted by an $8.8 million charge to write-off obsolete equipment, expense previously capitalized project development costs and increase a provision for redundancy. Excluding the 2000 charges, our equity in the income of EWS was $9.5 million compared to $13.6 million in 1999. In 2000, EWS generated $804.8 million of operating revenues compared to $826.7 million for the year earlier period, a decrease of 2.6%. The decrease in EWS's operating revenues is the result of a 6.3% decrease in the average value of the British pound in U.S. dollars. In its home currency, EWS's revenues were up 3.4% in 2000 as compared to 1999. Operating expenses in 2000 were $802.8 million, an increase of 3.5% over the 1999 level. Operating expenses increased primarily due to increases in fuel prices and lease expenses. Lease expenses increased as EWS added new locomotives and railcars to its fleet in order to raise the level of customer service. Additionally, in the fourth quarter of 2000, EWS's operating results were negatively impacted by severe rail network disruptions in the United Kingdom which affected all rail operators. The disruptions resulted from a detailed review of the rail line by Railtrack, the owner of the rail infrastructure, following severe flooding and a rail accident involving another rail carrier.

     We filed a Form 10-K/A (an amendment to Form 10-K) with the SEC containing EWS's financial statements for each of its fiscal years ended March 31, 1998, 1999, 2000. The Form 10-K/A is filed within six months after EWS's fiscal year end which is March 31 of each year.

     Tranz Rail. The contribution from Tranz Rail to our equity in net income of affiliates in 2000 was $1.8 million versus $8.9 million in 1999. In 2000, Tranz Rail generated $273.9 million in operating revenues compared to $311.4 million in the previous year, a decrease of 12.0%. This decrease was due to a 13.6% decrease in the average value of the New Zealand dollar in U.S. dollars. In its home currency, Tranz Rail's revenues were up 1.8% while its operating expenses increased 5.7% versus 1999. The decrease in Tranz Rail's contribution is largely the result of several significant one-time items in 1999 and 2000. Our equity in the 1999 net income of Tranz Rail includes the following: a $6.2 million tax credit resulting from a review of its deferred tax provisioning, a $1.3 million charge related to an increase in its redundancy provision, and a $1.0 million write-off for certain previously capitalized costs (largely for feasibility studies). The 2000 results were negatively impacted by charges for organizational changes of $1.4 million. Excluding the special items in both years, our equity in the net income of Tranz Rail would have been $3.2 million in 2000 compared to $4.7 million in 1999.


     Tranz Rail is subject to the reporting requirements of the Securities Exchange Act of 1934 applicable to a foreign private issuer, and, accordingly, files certain reports and other information with the SEC.

     ATN. The contribution from ATN to our equity in net income of affiliates was $0.2 million in 2000 versus $(0.1) million in 1999. The 1999 results included the effect of a $1.0 million write-off of deferred acquisition costs incurred in an unsuccessful attempt to acquire a rail freight franchise in Australia. In 2000, ATN generated operating revenues of $18.9 million and incurred operating expenses of $17.6 million.

     Currency Fluctuation. The value in U.S. dollars of our investments in companies outside the United States and of our equity in the earnings of those companies fluctuates from time to time as the value in U.S. dollars of the currencies of those countries fluctuates. Accordingly, our net earnings and stockholders' equity may fluctuate as the value of those currencies fluctuates.


RESULTS OF OPERATIONS:  1999 COMPARED TO 1998

     Our net income for 1999 was $66.9 million compared with $76.3 million for 1998, a decrease of $9.4 million, or 12.4%.

     OPERATING REVENUES. Operating revenues for North American operations in 1999 were $362.7 million compared with $344.1 million for 1998, an increase of $18.7 million or 5.4%. Volume, as measured by carloads handled, for 1999 was 563,200 carloads (excluding haulage business) compared with 547,662 carloads in 1998, an increase of 15,538 carloads or 2.8%.

     The following table compares our 1999 and 1998 revenues:


                                            OPERATING REVENUE COMPARISON
                                                    1999 VS. 1998

                                                                  % OF GROSS              % OF GROSS
                                                          1999      FREIGHT       1998       FREIGHT        %
                                                        REVENUES   REVENUES     REVENUES    REVENUES     CHANGE
                                                        --------  --------      --------    --------     ------
                                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)

Gross freight revenues............................    $  326,340     100.0%     $323,127      100.0%      1.0%
Allowances, absorptions and adjustments...........       (15,148)     (4.6)      (15,868)      (4.9)      4.5
                                                      ----------   -------    ----------     ------
Net freight revenues..............................       311,192      95.4       307,259       95.1       1.3
Switching, haulage, demurrage, passenger
     and other revenues...........................        51,552      15.8        36,803       11.4      40.1
                                                      ----------   -------    ----------    -------
Operating revenues................................    $  362,744      111.2%    $344,062      106.5%      5.4%
                                                      ==========   ========     ========    =======

     Gross freight revenues in all commodity groups for 1999 were unfavorably affected by merger-related industry service problems in the eastern U.S. Gross freight revenues for 1999 increased in three of six commodity groups compared with 1998, with an overall increase of 1.0%. Carload volume also increased in three of six commodity groups compared to 1998, with an overall increase of 2.8%. The following table compares volume (in carloads), gross freight revenues and average revenue per carload by commodity group for the years 1999 and 1998:

                           CARLOAD AND GROSS FREIGHT REVENUE COMPARISON BY COMMODITY GROUP
                                                    1999 VS. 1998

                                                                                                    AVERAGE
                                                                                                    REVENUE
                                                    CARLOADS          GROSS FREIGHT REVENUES      PER CARLOAD
                                                    --------          ----------------------      -----------
              COMMODITY GROUP                   1999       1998         1999         1998         1999    1998
------------------------------------------   ---------    -------     ----------   ----------    ------- ------
                                                                            (IN THOUSANDS)

Paper and other forest products                148,880    152,770     $  133,609   $  136,061    $   897 $  891
Minerals                                       245,617    235,469         98,223       91,771        400    390
Industrial products                             53,776     58,492         47,295       50,725        879    867
Food and grain                                  30,610     27,533         20,178       19,036        659    691
Intermodal                                      63,975     52,671         12,732       10,364        199    197
Other                                           20,342     20,727         14,303       15,170        703    732
                                             ---------    -------     ----------   ----------
Total                                          563,200    547,662     $  326,340   $  323,127    $   579  $ 590
                                             =========    =======     ==========   ==========

     Paper and other forest products volume and gross freight revenues decreased by 2.6% and 1.8%, respectively, primarily due to competitive pressure from imports of printing paper as well as the conversion of certain overhead lumber shipments to a wholesale freight haulage arrangement.

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

     Food and grain volume and gross freight revenues increased 11.2% and 6.0%, respectively, primarily due to increases in shipments of corn and other grains in our operating territory. Intermodal volume and gross freight revenues increased by 21.5% and 22.9%, respectively, primarily due to increased market share resulting from service improvements during 1999. Other volume and gross freight revenues decreased by 1.9% and 5.7%, respectively, primarily due to decreases in shipments of scrap metal to casting producers in our operating territory.

     Wholesale freight haulage revenue, which is not included in our gross freight revenues, increased $17.0 million in 1999 to $29.8 million. The increase is primarily related to a full year in 1999 of a wholesale freight haulage agreement with CN that began in August 1998.

     OPERATING EXPENSES. Operating expenses were $272.7 million for 1999, an increase of $20.3 million, or 8.1%, compared with 1998. The largest increases in operating expenses occurred in equipment rents, property taxes, depreciation and casualty and insurance costs. Our operating ratio (operating expenses as a percentage of operating revenues) was 75.2% for 1999, compared to 73.3% in 1998.

     The following table sets forth a comparison of our operating expenses during 1999 and 1998:

                                             OPERATING EXPENSE COMPARISON
                                                    1999 VS. 1998

                                                                      1999                1998          % CHANGE
                                                                  -----------         ------------      --------
                                                                                      (IN THOUSANDS)
Labor expense (including payroll taxes
   and fringe benefits)........................................      $115,680         $    111,729          3.5%
Diesel fuel....................................................        20,270               19,982          1.4
Materials......................................................        26,253               26,609         (1.3)
Equipment rents, net...........................................        27,739               23,449         18.3
Joint facilities, net..........................................         1,074                2,252            *
Depreciation...................................................        22,872               19,910         14.9
Casualty and insurance.........................................         9,726                8,514         14.2
Property taxes.................................................         3,909                3,178         23.0
Reorganization costs...........................................         3,874                   --            *
Other operating................................................        41,269               36,700         12.4
                                                                  -----------         ------------
Operating expenses.............................................   $   272,666         $    252,323          8.1%
                                                                  ===========         ============


*- Not meaningful.


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

     Depreciation expense for 1999 increased $3.0 million or 14.9% primarily due to capital spending programs on track and structures to support increasing volume levels. Casualty and insurance expense for 1999 increased by $1.2 million or 14.2% primarily due to higher personal injury claim costs. Property taxes for 1999 increased by $0.7 million or 23.0% primarily due to credits recorded in 1998 related to the successful appeal of property tax assessments for the tax years 1994 through 1997. Other operating expenses increased in part due to increased costs associated with cross training employees during union contract negotiations and increases in repair costs associated with derailments.


     Reorganization costs, incurred in 1999, represent costs associated with reorganization of personnel and agreements that we entered into with former employees.


     OTHER INCOME (EXPENSE) AND INCOME TAXES. Other income for 1999 was $1.2 million, $0.1 million less than 1998. This change is primarily attributable to a reduction in gains on sales of non-operating real estate.

     Interest expense for 1999 was $17.8 million, an increase of $0.7 million over 1998, primarily due to increased borrowings related to additional investments in EWS amounting to $31.6 million. The income tax provision for 1999 was $29.1 million, a decrease of $3.1 million compared to 1998 due to the decrease in pre-tax income.

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

     Tranz Rail. The contribution from Tranz Rail to our equity in net income of affiliates in 1999 was $8.9 million versus $4.9 million in 1998. The increase in Tranz Rail's contribution is largely the result of several significant one-time items. The impact of the major items on our equity in net income of Tranz Rail includes the following: a $6.2 million tax credit resulting from a review of its deferred tax provisioning, a $1.3 million charge related to an increase in its redundancy provision, and a $1.0 million write-off for certain previously capitalized pre-commencement costs (largely for feasibility studies). In 1999, Tranz Rail generated $311.4 million in operating revenues compared to $309.8 million for 1998, an increase of 0.5%. Operating expenses in 1999 were $290.1 million, an increase of 7.3% versus the 1998 level. The increase in Tranz Rail's operating expenses relate primarily to the one-time items previously discussed.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash generated from operations is our primary source of liquidity and is used principally for capital expenditures, debt service and working capital requirements. We also generate cash from asset sales and from financing activities. From 1996 through 2000, we generated cash in the amounts of $416.6 million from operations, $46.0 million from the sale and salvage of assets, $248.5 million from increased debt, $12.9 million from equity issuances and $9.6 million in dividends from Tranz Rail. These cash amounts were primarily used to fund $503.5 million of capital expenditures, $92.5 million of asset acquisitions, $58.5 million of share repurchases and $83.7 million of investments in affiliates. At December 31, 2000, we had $391.3 million of total debt outstanding, which constituted 45.2% of our total capitalization.


     On August 1, 2000, we obtained an unsecured revolving credit facility (the "Revolver") with a syndicate of banks with a total capacity of $275.0 million, which allows us to choose various floating rate options. The Revolver includes a $175.0 million tranche with an expiration of July 31, 2005 and a $100.0 million tranche with an expiration of July 31, 2001. We pay a facility fee based on the Revolver's total capacity and a utilization fee dependent on the average amounts outstanding under the Revolver. Such fees vary based on our credit rating and leverage ratio. Principal reductions are not required under the Revolver prior to its expiration date. This Revolver replaced various revolving credit agreements with a total capacity of $183.3 million that were scheduled to expire on October 31, 2000. In addition, we have a separate $50.0 million unsecured credit facility which serves as a back-up facility for our commercial paper issues. This facility expires on July 31, 2001. We expect to be able to refinance the credit facilities that expire in 2001 prior to their expiration. The unused borrowing availability under our committed loan facilities was $98.8 million at December 31, 2000.


     Our liquidity to date has been significantly enhanced because we have not been required to pay current income taxes (other than the Alternative Minimum
Tax) as a result of net operating loss carryforwards ("NOLs") for income tax purposes. These NOLs are largely the result of temporary differences in the recognition of certain revenues and expenses for financial and income tax purposes. We have recorded a deferred liability for the temporary differences on our consolidated balance sheets. At December 31, 2000, we had $1.1 million of NOLs remaining, which will begin to expire in 2012. We expect to be able to fully utilize these NOLs to offset future tax liabilities.

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

     Capital expenditures totaled $90.8 million in 2000, a decrease of $17.2 million versus 1999. The decrease in capital expenditures in 2000 over 1999 consists of an $18.3 million decrease in roadway and structure improvements offset by a $1.0 million increase in expenditures for equipment. The decrease in roadway and structures relates primarily to a reduction in the number of ties installed and miles of rail installed and surfaced. The increase in equipment expenditures reflects a slight increase in the amount of equipment upgrades performed in 2000 compared to 1999.

The following table sets forth our capital expenditures for the periods indicated:

                              CAPITAL EXPENDITURES

                                                                       YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------
                                                     2000          1999         1998         1997         1996
                                                  ----------   ----------   ----------   ----------    ---------
                                                                           (IN THOUSANDS)

Roadway and structures (1)...................     $   78,128   $   96,382   $  103,086   $   88,159    $  56,304
Locomotive, railcar and other
    transportation equipment.................         12,651       11,623       21,014       23,696       12,454
                                                  ----------   ----------   ----------   ----------    ---------
Total (2)....................................     $   90,779     $108,005     $124,100     $111,855    $  68,758
                                                  ==========     ========     ========     ========    =========

--------------
(1)  Includes communications and signals, bridges and other improvements.
(2) Excludes $92.5 million expended in 1997 to acquire additional rail lines and pay related transaction costs.

     The following table presents a summary of our roadway and structures improvements for the periods indicated:


                       ROADWAY AND STRUCTURE IMPROVEMENTS

                                                                       YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------
                                                     2000          1999         1998         1997        1996(1)
                                                    -------      -------      -------       ------       -------

Track miles surfaced (2)......................       1,138        1,219        1,070        1,090          949
Track miles of rail installed.................         116          131          102          104           51
Tons of ballast applied (in thousands)........         463          445          564          519          417
Ties installed (in thousands).................         226          282          434          505          280
--------------

1) A portion of the roadway and structure improvements in 1996 was funded by Metra, the commuter rail division of the Regional Transportation Authority which operates the commuter rail system for northeast Illinois, including on a portion of WCL's trackage in Illinois.

(2) Surfacing is the process by which track is aligned and cross-leveled in conjunction with the application of ballast and the installation of ties.

     We believe that our cash flow from operations, together with available amounts under our revolving credit facilities, will allow us to meet our future liquidity and capital expenditure requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivatives and for hedging activities. As issued, SFAS No.133 was effective for all fiscal years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued effectively deferring the date or required adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 was issued which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities.

     The Company expects to adopt SFAS No. 133, as amended, effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Based on this pronouncement, the Company's fuel hedge program would be classified as a cash flow hedge. Changes in the fair value of the fuel hedge program will be recognized in other comprehensive income and the corresponding asset or liability will be recognized on the balance sheet. Based on the Company's fuel hedge positions at December 31, 2000, the Company estimates that an asset and accumulated other comprehensive income of approximately $0.3 million for the fair value of its fuel hedge portfolio, net of taxes, would have been reported for 2000 if SFAS No. 133, as amended, had been adopted at that time.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of business, we utilize various financial instruments which inherently have some degree of market risk. The quantitative and qualitative information presented below describe significant aspects of our financial instrument programs which have material market risk.

     Interest Rate Sensitivity. We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include fixed and floating rate borrowings used to maintain liquidity and fund our business operations. The nature and amount of long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. We are not currently a party to any interest rate risk management transactions. The table below presents principal cash flows and related weighted average interest rates (inclusive of facility and other fees) by contractual maturity dates of debt instruments as of December 31, 2000.


                                              COMMERCIAL PAPER AND
                      FIXED RATE DEBT           VARIABLE RATE DEBT                            TOTAL DEBT
                      ---------------           ------------------        INTEREST-           ---------
                                AVERAGE                     AVERAGE           FREE                     AVERAGE
                               INTEREST                    INTEREST           DEBT                     INTEREST
   MATURITY          AMOUNT      RATE            AMOUNT       RATE           AMOUNT        AMOUNT        RATE
   --------          ------      ----            ------       ----           ------        ------        ----
                                           (in thousands, except percentages)

   2001            $    -                   $  66,721       7.2%        $  2,686           $  69,407     6.9%
   2002                 -                          -                       2,655               2,655     0.0
   2003                 -                          -                       2,039               2,039     0.0
   2004                 -                          -                       1,552               1,552     0.0
   2005                 -                     159,500       7.6            1,144             160,644     7.5
   Thereafter       150,000      6.8%              -                       4,994             154,994     6.6
                  ---------                 ---------                   --------             -------
   Total          $ 150,000      6.8%       $ 226,221       7.5%        $ 15,070           $  391,291     6.9%
                  =========                 =========                   ========           ==========
   Fair Value     $ 125,132                 $ 226,221                   $ 11,268           $  362,621
                  =========                 =========                   ========           ==========


     Commodity Price Sensitivity. We have a program to hedge against fluctuations in the price of our diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities, and various commodity swap and collar transactions which are accounted for as hedges. Based on historical information, we believe there is a significant correlation between the market prices of diesel fuel and #2 heating oil, and our swap and collar transactions are typically based on the delivery price of #2 heating oil. Our contracts require us to purchase a defined quantity at a defined price. Such transactions are generally settled in cash with the counter party. As of December 31, 2000, we had hedge arrangements covering approximately 23% of our expected fuel consumption for the first half of 2001 and approximately 10% of our expected fuel consumption for the second half of 2001. As of December 31, 2000, 4.9 million notional gallons were included in diesel fuel swaps and collar arrangements at weighted average contract prices ranging from $.7065 to $.8160 per gallon. This price does not include taxes, transportation costs and certain other fuel handling costs. As of December 31, 2000, the unrealized gain on these hedges, net of taxes, was $0.3 million. Gains and losses from hedge transactions are deferred and matched to specific fuel purchases. At December 31, 2000, we also maintained fuel inventories used in normal operations which were not material to our overall financial position and therefore represent no significant market exposure.

     Investments in Affiliates. The value in U.S. dollars of our investments in companies outside the United States and of our equity in the earnings of those companies fluctuates from time to time as the value in U.S. dollars of the currencies of those countries fluctuates. We do not hedge this exposure. We have entered into a zero cost collar arrangement to hedge a portion of our foreign currency exposure on future management fees from EWS which are payable in pounds sterling. The collar has a put strike of $1.550 and a call strike of $1.6520 with a notional amount of (pound)0.75 million as of December 31, 2000. As of December 31, 2000, the unrealized gain on this collar arrangement was insignificant.

     We do not purchase or hold derivative financial instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                          PAGE
                                                                                                          ----

         INDEPENDENT AUDITORS' REPORT............................................................          28

         FINANCIAL STATEMENTS

             Consolidated Balance Sheets.........................................................          29-30
             Consolidated Statements of Income...................................................          31
             Consolidated Statements of Changes in Stockholders' Equity..........................          32
             Consolidated Statements of Cash Flows...............................................          33
             Notes to Consolidated Financial Statements..........................................          34-48


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Wisconsin Central Transportation Corporation:

We have audited the consolidated balance sheets of Wisconsin Central Transportation Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Central Transportation Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                              KPMG LLP


Chicago, Illinois
January 31, 2001

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS

                                                                                           DECEMBER 31,
                                                                                ----------------------------------
                                                                                   2000                  1999
                                                                                ------------         -------------
CURRENT ASSETS:
   Cash and cash equivalents...............................................     $        729         $       1,543
   Receivables, net of allowance for doubtful accounts of
      $2,218 and $2,196 at December 31, 2000 and 1999......................           88,369                88,035
   Materials and supplies..................................................           24,078                23,320
   Deferred income taxes...................................................            1,775                 1,425
   Other current assets....................................................            4,572                 3,284
                                                                                ------------         -------------
      Total current assets.................................................          119,523               117,607

INVESTMENTS IN INTERNATIONAL AFFILIATES....................................          208,316               223,046
PROPERTIES:
   Roadway and structures..................................................          870,662               799,947
   Equipment...............................................................          132,320               130,231
                                                                                ------------         -------------
      Total properties.....................................................        1,002,982               930,178
   Less accumulated depreciation...........................................         (134,742)             (114,182)
                                                                                ------------         -------------
      Net properties.......................................................          868,240               815,996

OTHER ASSETS, PRINCIPALLY DEFERRED FINANCING COSTS.........................            3,086                 2,854
                                                                                ------------         -------------

      Total assets...........................................................     $1,199,165            $1,159,503
                                                                                ============         =============


                The accompanying notes to consolidated financial
                    statements are an integral part of these
                              financial statements.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                            DECEMBER 31,
                                                                                --------------------------------
                                                                                   2000                 1999
                                                                                ------------        ------------
CURRENT LIABILITIES:
    Short-term debt..........................................................   $     69,407        $    180,280
    Accounts payable.........................................................         45,728              47,239
    Accrued expenses.........................................................         87,743              88,397
    Income taxes payable.....................................................          3,652                 877
    Interest payable.........................................................          2,870               2,943
                                                                                ------------        ------------
      Total current liabilities..............................................        209,400             319,736

LONG-TERM DEBT...............................................................        321,884             162,853

OTHER LIABILITIES............................................................          9,842              10,271

DEFERRED INCOME TAXES........................................................        172,256             147,663

DEFERRED INCOME..............................................................         10,722               9,060
                                                                                ------------        ------------

      Total liabilities......................................................        724,104             649,583

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $1.00; authorized
      1,000,000 shares; none issued or outstanding...........................             --                  --
   Common stock, par value $.01; authorized 150,000,000
      shares; issued and outstanding, 46,394,357 shares
      and 51,250,231 shares in 2000 and 1999, respectively...................            464                 513
   Paid-in capital...........................................................        106,405             116,505
   Retained earnings.........................................................        395,261             396,798
   Accumulated other comprehensive income....................................        (27,069)             (3,896)
                                                                                ------------        ------------
      Total stockholders' equity.............................................        475,061             509,920
                                                                                ------------        ------------
      Total liabilities and stockholders' equity................................. $1,199,165          $1,159,503
                                                                                  ==========          ==========


                The accompanying notes to consolidated financial
                    statements are an integral part of these
                              financial statements.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------------
                                                                        2000              1999            1998
                                                                   -------------     ------------      -----------
REVENUES:
    Freight.....................................................   $     314,669     $    311,192      $   307,259
    Other.......................................................          57,445           51,552           36,803
                                                                       ---------       ----------       ----------
      Operating revenues........................................         372,114          362,744          344,062

EXPENSES:
    Roadway and structures......................................          57,240           53,286           50,116
    Equipment...................................................          65,279           65,042           60,821
    Transportation..............................................         117,016          112,045          105,736
    General and administrative..................................          38,840           38,419           35,650
    Reorganization costs..........................................           725            3,874                -
                                                                     -----------     ------------        ---------
      Operating expenses........................................         279,100          272,666          252,323
                                                                     -----------     ------------        ---------
INCOME FROM OPERATIONS..........................................          93,014           90,078           91,739

OTHER INCOME (EXPENSE):
   Sale of rights under transportation agreement................              --               --            5,445
    Interest expense............................................         (24,547)         (17,830)         (17,169)
    Other income................................................           2,479            1,246            1,317
                                                                   -------------     ------------      -----------
      Total other income (expense), net.........................         (22,068)         (16,584)         (10,407)
                                                                   -------------     ------------      -----------

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME
   OF INTERNATIONAL AFFILIATES..................................          70,946           73,494           81,332
Provision for income taxes......................................          28,095           29,103           32,205
                                                                   -------------     ------------      -----------

INCOME BEFORE EQUITY IN NET INCOME OF INTERNATIONAL
   AFFILIATES...................................................          42,851           44,391           49,127
Equity in net income of international affiliates................           2,708           22,466           27,167
                                                                   -------------     ------------      -----------
NET INCOME......................................................   $      45,559     $     66,857      $    76,294
                                                                   =============     ============      ===========

COMMON SHARES OUTSTANDING:
   Weighted average common shares...............................          48,999           51,196           51,079
    Dilutive effect of common stock options.....................               5              106              242
                                                                   -------------     ------------      -----------
    Weighted average diluted shares.............................          49,004           51,302           51,321
                                                                   =============     ============      ===========

BASIC EARNINGS PER SHARE........................................   $        0.93     $       1.31      $      1.49
                                                                   =============     ============      ===========

DILUTED EARNINGS PER SHARE......................................   $        0.93     $       1.30      $      1.49
                                                                   =============     ============      ===========


                The accompanying notes to consolidated financial
                    statements are an integral part of these
                              financial statements.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)


                                                                                                        ACCUMULATED
                                                                                                           OTHER
                                            COMMON STOCK                       COMPRE-                     COMPRE-
                                         ------------------     PAID-IN        HENSIVE       RETAINED      HENSIVE
                                         SHARES      AMOUNT     CAPITAL         INCOME       EARNINGS       INCOME          TOTAL
                                         ------     -------    ----------       ------      ----------     ---------       --------

BALANCE AT DECEMBER 31, 1997...........  51,011       $ 510      $112,492                   $  253,647       $ 3,036    $   369,685

Comprehensive income:
 Net income............................      --          --                   $ 76,294          76,294            --         76,294
 Other comprehensive income:
  Currency translation adjustments ....                                         (4,327)             --        (4,327)        (4,327)
                                                                               --------
Comprehensive income...................                                       $ 71,967
                                                                               ========
Common stock issued:
 Employee stock purchase plans ........      98           1         1,892                           --            --          1,893
 Stock option plans. ..................      34          --           449                           --            --            449
                                         ------     -------      --------                   ----------    ----------      ---------
BALANCE AT DECEMBER 31, 1998..........   51,143         511       114,833                      329,941        (1,291)       443,994

Comprehensive income:
 Net income ...........................      --          --           --        66,857          66,857            --         66,857
 Other comprehensive income:
  Currency translation adjustments ....                                         (2,605)             --        (2,605)        (2,605)
                                                                              --------
Comprehensive income ..................                                       $ 64,252
                                                                              ========
Common stock issued:
 Employee stock purchase plans ........      91           2         1,464                           --            --          1,466
 Stock option plans ...................      16          --           208                           --            --            208
                                         ------     -------      --------                   ----------    ----------      ---------

BALANCE AT DECEMBER 31, 1999...........  51,250         513       116,505                      396,798        (3,896)       509,920

Comprehensive income:
 Net income ...........................      --          --           --      $ 45,559          45,559                       45,559
 Other comprehensive income:
  Currency translation adjustments ....                                        (23,173)             --       (23,173)       (23,173)
                                                                              --------
Comprehensive income...................                                       $ 22,386
                                                                              =========

Common stock issued:
 Employee stock purchase plans ........     104           1         1,181                           --            --          1,182
 Stock option plans....................       3          --            40                           --            --             40

Common stock repurchased...............  (4,963)        (50)      (11,321)                     (47,096)           --        (58,467)
                                         ------     -------      --------                   ----------    ----------      ---------

BALANCE AT DECEMBER 31, 2000...........  46,394     $   464      $106,405                   $  395,261    $  (27,069)     $ 475,061
                                         ======     =======      ========                   ==========    ==========      =========



                The accompanying notes to consolidated financial
                    statements are an integral part of these
                              financial statements.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                          2000              1999             1998
                                                                       -----------      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income....................................................    $    45,559      $   66,857       $    76,294
     Reconciliation of net income to net cash
         provided by operating activities:
         Depreciation and amortization.............................         26,211          23,353            20,609
         Deferred income taxes.....................................         24,243          26,417            23,872
         Equity in net income of international affiliates..........         (2,708)        (22,466)          (27,167)
         Gains on property sales...................................           (972)           (221)             (592)
         Amortization of deferred gains on sale-leaseback
              of equipment.........................................         (1,270)         (1,253)           (1,122)
         Changes in working capital:
              Accounts receivable..................................           (334)         (9,510)            1,197
              Materials and supplies...............................           (758)            290            (3,050)
              Other current assets, excluding
                  deferred income taxes............................         (1,288)         (1,866)            1,965
              Accrued disputed switching charges and
                  associated interest..............................             --         (21,797)            1,186
              Other current liabilities, excluding debt............          1,406            (843)           11,462
         Other liabilities.........................................           (429)          5,549                58
                                                                           --------      -----------      ----------
Net cash provided by operating activities..........................         89,660          64,510           104,712
                                                                           --------      -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions............................................        (90,779)       (108,005)         (124,100)
     Property sales and other transactions.........................          1,236           1,150             4,432
     Investments in international affiliates.......................         (6,717)        (32,248)               --
     Dividend from affiliate.......................................          1,860           2,156             2,224
     Proceeds from sale-leaseback of equipment.....................         13,614               --           19,000
                                                                       -----------      ------------      -----------
Net cash used for investing activities.............................        (80,786)       (136,947)          (98,444)
                                                                       -----------      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of debt securities.........................             --               --           150,000
     Repayments of debt............................................             --               --          (156,971)
     Other debt issued.............................................         48,158           69,334                --
     Debt issuance costs...........................................           (601)              --            (3,297)
     Issuance of common stock, net.................................          1,222            1,674             2,342
     Common stock repurchased......................................        (58,467)              --                --
                                                                       ------------      -----------       -----------
Net cash provided by (used for) financing activities...............         (9,688)          71,008            (7,926)
                                                                       ------------      -----------       -----------
Net decrease in cash and cash equivalents..........................           (814)          (1,429)           (1,658)
Cash and cash equivalents, beginning of year.......................          1,543            2,972             4,630
                                                                       -----------      -----------       -----------
Cash and cash equivalents, end of year.............................    $       729      $     1,543       $     2,972
                                                                       ===========      ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for:
         Interest .................................................    $    25,850      $    18,376       $    15,955
         Income taxes..............................................          1,162            6,028             1,900

                The accompanying notes to consolidated financial
                    statements are an integral part of these
                              financial statements.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     Wisconsin Central Transportation Corporation ("WCTC") operates approximately 2,760 route miles of railway serving Wisconsin, Illinois, Minnesota, Michigan's Upper Peninsula and Ontario through its principal operating subsidiaries, Wisconsin Central Ltd. ("WCL"), Fox Valley & Western Ltd. ("FV&W"), WCL Railcars, Inc., Wisconsin Chicago Link Ltd., Sault Ste. Marie Bridge Company ("SSM"), WC Canada Holdings, Inc. and Algoma Central Railway Inc. ("ACRI"). WCTC, through its Wisconsin Central International, Inc. ("WCI") subsidiary, also holds a 23.7% equity interest in Tranz Rail Holdings Limited ("Tranz Rail"), which provides transportation services in New Zealand, a 42.5% equity interest in English Welsh & Scottish Railway Holdings Limited ("EWS"), which provides transportation services in Great Britain, and a 33% equity interest in Australian Transport Network Limited ("ATN") which provides transportation services in Australia.


     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements presented herein include the results of operations of WCTC and its wholly-owned subsidiaries. WCTC and its subsidiaries are referred to herein as the Company. All intercompany balances and transactions have been eliminated in consolidation.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     Cash equivalents consist of investments in money market instruments with original maturities of less than 30 days and are stated at cost which equals redemption value. Checks that have been issued but have not cleared the bank are included in accounts payable.

     MATERIALS AND SUPPLIES

     Materials and supplies consist mainly of fuel oil and items for improvement and maintenance of roadway, structures and equipment, and are stated at the lower of cost or market utilizing average costs. As of December 31, 2000, the Company had entered into hedging positions for approximately 23% (unaudited) of its expected fuel consumption for the first half of 2001 and approximately 10% (unaudited) of its expected fuel consumption for the balance of 2001. Gains and losses on such transactions are deferred and matched to specific fuel purchases.

     INVESTMENTS IN INTERNATIONAL AFFILIATES/CURRENCY TRANSLATION

     The Company's investments in its international affiliates are accounted for under the equity method of accounting. Under this method, the Company's share of the net income of these investments is recorded in the Company's financial statements when earned and dividends are credited against the investment in affiliates when received.

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

     PROPERTIES

     Properties are recorded at cost. Depreciation is principally computed using composite group straight-line rates. Average depreciable lives utilized by the Company are summarized as follows:

                    Asset Class                                                            Years
                    -----------                                                            -----

                  Roadway properties....................................................    45
                  Bridges...............................................................    54
                  Signals and communication systems.....................................    30
                  Locomotives and freight cars..........................................    38

     Additions and improvements to track structures are capitalized. Repair and maintenance costs are charged to expense. When roadway property other than land is sold, the costs of the assets less the sales proceeds are charged to accumulated depreciation. Gains or losses resulting from sales of land not required for railroad operations are included in "other income" in the consolidated statements of income. Overhead costs related to track additions and improvements are also capitalized. During 2000, 1999 and 1998, approximately $1.2 million, $1.3 million, and $1.2 million, respectively, of interest was capitalized on construction-in-progress.

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

     RECLASSIFICATIONS

     Certain amounts in the prior year financial statements have been reclassified to conform with the 2000 presentation

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

     The Company expects to adopt SFAS No. 133, as amended, effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Based on this pronouncement, the Company's fuel hedge program would be classified as a cash flow hedge. Changes in the fair value of the fuel hedge program will be recognized in other comprehensive income and the corresponding asset or liability will be recognized on the balance sheet. Based on the Company's fuel hedge positions at December 31, 2000, the Company estimates that an asset and accumulated other comprehensive income of approximately $0.3 million for the fair value of its fuel hedge portfolio, net of taxes, would have been reported for 2000 if SFAS No. 133, as amended, had been adopted at that time.

(2)  INTERNATIONAL AFFILIATES

     The Company's international business is conducted through affiliates located in the United Kingdom, New Zealand and Australia.

     INVESTMENTS IN INTERNATIONAL AFFILIATES

       The Company's investments in its international affiliates are summarized as follows:

                                                                                            DECEMBER 31,
                                                                                     --------------------------
                                                                                       2000         1999
                                                                                       ----         ----
                                                                                         (in thousands)

       EWS......................................................................   $    168,300    $    174,936
       Tranz Rail...............................................................         34,267          42,106
       ATN......................................................................          5,749           6,004
                                                                                   ------------    ------------
       Total....................................................................   $    208,316    $    223,046
                                                                                   ============    ============

       EQUITY IN NET INCOME OF INTERNATIONAL AFFILIATES

       The Company's equity in net income of its international affiliates is summarized below:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                --------------------------------

                                                                                  2000        1999       1998
                                                                                --------    --------    --------
                                                                                          (in thousands)

       EWS..................................................................    $    698    $ 13,624    $ 21,664
       Tranz Rail...........................................................       1,847       8,928       4,851
       ATN..................................................................         163         (86)        652
                                                                                 -------    --------    --------
       Total................................................................    $  2,708    $ 22,466    $ 27,167
                                                                                ========    ========    ========

       ENGLISH WELSH & SCOTTISH RAILWAY HOLDINGS LIMITED

       The Company currently owns approximately 42.5% of EWS, which provides most of the rail freight services in Great Britain, operates freight trains through the English Channel tunnel and carries mail for the Royal Mail. The EWS businesses were acquired from British Rail in privatization transactions during the period from late 1995 to late 1997, with the acquisition of the principal rail freight business occurring in February 1996. During 2000, the Company increased its ownership interest in EWS from approximately 39.5% to approximately 42.5% by exercising an option to purchase approximately 4.0 million additional shares for $6.2 million. The Company has invested approximately $91.2 million in EWS.

       The Company is party to a management services agreement with EWS under which the Company provides management services to EWS, including principally making available the services of certain Company executives for full-time employment by EWS, training of EWS personnel by the Company and making available the expertise and consulting services of other Company executives. Amounts earned by the Company from EWS for services under the management services agreement (not including the services of Company executives who are paid directly by EWS) were $1.7 million, $2.0 million and $2.3 million in 2000, 1999 and 1998, respectively. The management services agreement is subject to renewal on an annual basis.

       Four of the directors of the Company are directors and hold shares and options of EWS.

       TRANZ RAIL HOLDINGS LIMITED

       The Company currently owns approximately 23.7% of Tranz Rail, which operates a 2,400 route mile freight and passenger rail business, an interisland ferry business and a trucking business in New Zealand. The Company has invested approximately $22.3 million in Tranz Rail, and has received approximately $30.7 million in proceeds from return of capital and dividends through December 31, 2000.

       Tranz Rail completed an initial public offering of its common stock on June 18, 1996 and is listed on The Nasdaq Stock Market(R) in the United States and on the New Zealand Stock Exchange in New Zealand. Total equity market capitalization of Tranz Rail as of December 31, 2000 was approximately $186 million.

       The Company has provided management services to Tranz Rail, including principally making available the services of certain Company executives for full-time employment by Tranz Rail, training of Tranz Rail personnel by the Company and making available the expertise and consulting services of other Company executives. Amounts earned by the Company from Tranz Rail for services under the management services agreement (not including the services of Company executives who were paid directly by Tranz Rail) were $0.3 million, $0.5 million, and $0.7 million in 2000, 1999, and 1998, respectively.

       Five of the directors of the Company are directors and hold shares and options of Tranz Rail.

       AUSTRALIAN TRANSPORT NETWORK LIMITED

       The Company currently owns 33% of ATN, which provides all the commercial rail freight service in Tasmania over its 555 route mile rail system and rail transportation services as an independent operator on the Australian mainland. The Company has invested approximately $6.3 million in ATN.

       Two of the directors and two of the executive officers of the Company are directors of ATN.

       In connection with the establishment of ATN and subsequent capital contributions by its stockholders, two other ATN stockholders each granted the Company options to purchase an additional 1.21% of the shares of ATN at any time during a five-year period ending November 14, 2002. The options initially had an exercise price equal to 104% of the price all stockholders initially paid for their shares of ATN; that price increases by approximately 3.5% at each anniversary of the initial funding of ATN in November 1997.

       PARTICIPATION OF BERKSHIRE PARTNERS

       Berkshire Partners LLC ("Berkshire") has participated in each of the investment consortiums related to the Company's international affiliates and continues to hold shares in Tranz Rail, EWS and ATN. One of the directors of the Company, EWS, Tranz Rail and ATN is an executive officer, director and beneficial owner of shares of Berkshire.

       SUMMARY FINANCIAL INFORMATION

       The combined results of operations and financial position of the Company's international affiliates, including the Company's share, are summarized below:

       Combined Condensed Balance Sheet Information:

                                                                                               DECEMBER 31,
                                                                                     ------------------------------
                                                                                         2000             1999
                                                                                     ------------       -----------
                                                                                              (in thousands)

       Current assets...........................................................    $     342,962    $     302,976
       Total assets.............................................................        1,489,530        1,724,370
       Current liabilities......................................................          294,068          295,344
       Total liabilities........................................................          858,616        1,036,605
       Total equity.............................................................          630,914          687,765

       Combined Condensed Income Statement Information:

                                                                             YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                     2000             1999              1998
                                                                 -----------     -------------    -------------
                                                                                 (in thousands)

       Operating revenues.....................................  $   1,097,678     $   1,159,968    $   1,225,642
       Operating income.......................................         21,246            73,250          132,659
       Net income.............................................          9,142            73,076           88,439

       The borrowing arrangements of EWS and ATN each contain provisions which substantially restrict their ability to transfer funds to the Company in the form of cash dividends, loans and advances. Tranz Rail's net assets are not similarly restricted.

       The Company's retained earnings included undistributed earnings of international affiliates of $135.7 million and $134.9 million at December 31, 2000 and 1999, respectively.

(3)    ACCRUED EXPENSES

       Major components of accrued expenses include:

                                                                                              DECEMBER 31,
                                                                                      -----------------------------
                                                                                          2000             1999
                                                                                      -----------       -----------
                                                                                             (in thousands)

       Interline liabilities on forwarded and received traffic......................  $    22,652       $    22,726
       Equipment costs..............................................................       17,722            16,584
       Casualty and environmental liabilities.......................................       14,122            13,702
       Other accrued expenses.......................................................       33,247            35,385
                                                                                      -----------       -----------
       Total accrued expenses.......................................................  $    87,743       $    88,397
                                                                                      ===========       ===========

(4)    OTHER REVENUES

       Other revenues consist of the following:

                                                                                      YEAR ENDED DECEMBER 31
                                                                              -------------------------------------
                                                                                  2000         1999         1998
                                                                              ----------    ---------    ----------
                                                                                          (in thousands)

       Haulage  ..........................................................   $    32,298   $   29,821   $    12,823
       Passenger..........................................................         5,684        5,508         5,194
       Demurrage..........................................................         4,456        3,329         4,059
       Switching..........................................................         4,797        3,732         3,534
       Management fees....................................................         2,020        2,532         2,982
       Other .............................................................         8,190        6,630         8,211
                                                                               ---------     ----------   ---------
       Total other revenues...............................................    $   57,445    $  51,552    $   36,803
                                                                              ==========    =========    ==========

(5)    LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                                              DECEMBER 31,
                                                                                          2000           1999
                                                                                      -------------    -----------
                                                                                             (in thousands)

       Public debt securities.......................................................  $   150,000    $   150,000
       WCTC revolving credit agreement..............................................      177,500        169,500
       ACRI revolving credit agreement..............................................           --          8,309
       Commercial paper.............................................................       48,721             --
       Other........................................................................       15,070         15,324
                                                                                      -----------    -----------
       Total debt...................................................................      391,291        343,133
       Less current maturities......................................................      (69,407)      (180,280)
                                                                                      -----------    -----------
       Total debt, less current maturities..........................................  $   321,884    $   162,853
                                                                                      ===========    ===========

       In January 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission registering $250 million of debt securities for potential issuance to the public. In April 1998, the Company sold $150 million of these debt securities in a public offering. The net proceeds from the sale were used to repay outstanding borrowings under the Company's bank revolving credit facility. The debt securities mature on April 15, 2008 and bear interest at 6.625% and yield 6.676%. In conjunction with the sale of these securities, the Company incurred $3.3 million in debt issuance costs that are being amortized to interest expense over the life of the debt, raising the all-in annual average interest rate related to this debt to about 6.8%.

       On August 1, 2000, the Company obtained an unsecured revolving credit facility (the "Revolver") with a syndicate of banks with a total capacity of $275.0 million, which allows the Company to choose various floating rate options. The Revolver includes a $175.0 million tranche with an expiration of July 31, 2005 and a $100.0 million tranche with an expiration of July 31, 2001. The Company pays a facility fee based on the Revolver's total capacity and a utilization fee dependent on the average amounts outstanding under the Revolver. Such fees vary based on the Company's credit rating and leverage ratio. Principal reductions are not required under the Revolver prior to its expiration date. The effective interest rate on outstanding borrowings under the Revolver at December 31, 2000, excluding and including the facility and utilization fees, were 7.3% and 7.6%, respectively. The Revolver replaced various revolving credit agreements with a total capacity of $183.3 million that were set to expire on October 31, 2000.

       On August 1, 2000, the Company obtained an additional $50.0 million unsecured revolving credit facility that serves as a back-up facility to the commercial paper that is issued by the Company. This credit facility has rate options that parallel those available under the Revolver and has an expiration of July 31, 2001. The Company pays a facility fee for this revolving credit agreement. At December 31, 2000, no amounts were outstanding under this credit facility, while $48.7 million of commercial paper was outstanding at rates, excluding and including the facility fee, that averaged 6.9% and 7.0%, respectively. Such commercial paper has maturities ranging from 2 to 136 days at December 31, 2000.

       Other long-term debt consists of government-financed interest-free loans supporting railroad infrastructure improvements that promote economic development in the jurisdictions served by such government entities.

       In 1999 the Company entered into a guaranty of 33% of ATN's total credit facility of AU$8.5 million. Such guaranty was eliminated in January 2001 in connection with a refinancing by ATN.

       The Company's aggregate unused borrowing availability under its committed loan facilities was $98.8 million at December 31, 2000.

       Maturities of debt at December 31, 2000 for each of the years 2001 through 2005 and thereafter were as follows:

                          YEAR                                                     AMOUNT
                          ----                                                   -----------
                                                                               (in thousands)

                         2001...............................................    $     69,407
                         2002...............................................           2,655
                         2003...............................................           2,039
                         2004...............................................           1,552
                         2005...............................................         160,644
                         Thereafter.........................................         154,994
                                                                                ------------
                         Total..............................................    $    391,291
                                                                                ============

       The financing arrangements of the Company limit its ability to pay dividends on its capital stock, incur additional indebtedness, create liens on its assets, repurchase shares of its capital stock, and make certain loans, investments or guarantees.

(6)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts of cash and cash equivalents, other current assets, short-term variable-rate debt and other current liabilities approximate fair value. The Company estimates the fair value of its long-term, fixed-rate debt based on quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities. The fair value of the Company's long-term, fixed-rate debt at December 31, 2000 was $136.4 million as compared to a carrying amount of $165.1 million. The unrealized gain on the Company's fuel hedging positions, net of taxes, at December 31, 2000 was $0.3 million.

(7)    SALE-LEASEBACK TRANSACTIONS

       The Company has entered into equipment sale-leaseback transactions (predominantly relating to equipment) with third-party financing institutions which have resulted in gains that are reflected as deferred income in the Company's consolidated balance sheets. The gains on sale-leaseback transactions are amortized over the terms of the related operating leases.

       The following table indicates the future amortization of deferred gains on sale-leaseback transactions:

                         YEAR                                                     AMOUNT
                         ----                                                 --------------
                                                                              (in thousands)

                         2001...............................................     $   1,289
                         2002...............................................         1,228
                         2003...............................................         1,208
                         2004...............................................         1,208
                         2005...............................................         1,192
                         Thereafter.........................................         4,597
                                                                                 ---------
                         Total..............................................     $  10,722
                                                                                 =========

(8)    LEASES

       Total operating lease expense (predominantly relating to equipment) amounted to $32.7 million, $34.5 million, and $30.5 million in 2000, 1999 and 1998, respectively.

       Minimum future lease payments under operating leases that have remaining non-cancelable lease terms in excess of one year are as follows:

                         YEAR                                                     AMOUNT
                         ----                                                 --------------
                                                                              (in thousands)

                         2001...............................................     $  28,507
                         2002...............................................        27,480
                         2003...............................................        25,507
                         2004...............................................        23,055
                         2005...............................................        22,903
                         Thereafter.........................................       146,962
                                                                                 ---------
                         Total..............................................     $ 274,414
                                                                                 =========

(9)    BENEFIT PLANS

       PROFIT-BASED INCENTIVE PLANS

       The Company has profit-based incentive plans for all full-time employees. Amounts accrued under these plans were based primarily upon meeting or exceeding targeted operating results set at the beginning of the plan year. During 2000, 1999 and 1998, $3.6 million, $4.5 million and $10.4 million, respectively, were accrued under provisions of these incentive plans.

       STOCK OPTION PLANS

       The Company has four stock option plans under which certain key management employees and members of the Company's Board of Directors may be granted options to purchase shares of the Company's common stock. Options may have a duration of up to 10 years and have an exercise price not less than the fair market value of the common stock at the time of the grant. A summary of activity in the Company's stock option plans as of December 31, 2000 is presented below:

                                                                                           AVERAGE     NUMBER
                                                                                           OPTION        OF
                                                                                            PRICE      SHARES
                                                                                            -----      ------

       Options outstanding at December 31, 1997..................................       $   18.06     1,000,505
           Granted in 1998.......................................................           21.22        97,000
           Exercised in 1998.....................................................           13.42       (33,936)
                                                                                                     -----------
       Options outstanding at December 31, 1998..................................           18.50     1,063,569
           Granted in 1999.......................................................           16.87     1,006,400
           Exercised in 1999.....................................................           14.46       (23,100)
           Canceled/forfeited in 1999..............................................         20.22      (181,400)
                                                                                                     -----------
       Options outstanding at December 31, 1999..................................           17.50     1,865,469
           Granted in 2000.........................................................         13.00       614,500
           Exercised in 2000.......................................................         13.42        (3,000)
           Canceled/forfeited in 2000..............................................         17.47      (138,155)
                                                                                                     -----------
       Options outstanding at December 31, 2000..................................       $   16.33     2,338,814
                                                                                                     ===========

       Options available for grant at December 31, 2000..........................                       894,215
                                                                                                     -----------

       Of the options outstanding at December 31, 2000, 1,756,114 were vested and fully exercisable. The remaining 582,700 options will vest in the years 2001 through 2004.

       Summarized information about the Company's stock options outstanding at December 31, 2000 is as follows:

                                                                                             WEIGHTED
                                                                                              AVERAGE
                                                                                             REMAINING
                 RANGE OF                                OPTIONS                            CONTRACTUAL
              EXERCISE PRICE                           OUTSTANDING                         LIFE IN YEARS
              --------------                           -----------                         -------------

              $ 12.00 - $ 17.63                         1,998,614                               7.0
              $ 20.53 - $ 24.50                           152,200                               7.4
              $ 30.84 - $ 36.50                           188,000                               5.8


       EMPLOYEE STOCK PURCHASE PLANS

       In 1991, the Company adopted an Employee Stock Purchase Plan ("Purchase Plan"). Under the Purchase Plan, all eligible employees who elect to participate are granted an option to purchase, through payroll deductions over the course of the year following the date of grant, a number of common stock shares not to exceed 7.5% of their annual base salary divided by the purchase price per share. The purchase price per share under the Purchase Plan is the lesser of 85% of the market value of the common stock as of the grant date or 85% of the market value on the exercise date. In December 1995, the Company established a plan similar to the Purchase Plan for ACRI (collectively, the two plans are referred to as the "Purchase Plans"). Information regarding the Purchase Plans is summarized below:

                                                                                      AVERAGE           NUMBER
                                                                                     PURCHASE             OF
                                                                                       PRICE            SHARES
                                                                                       -----            ------
       Shares authorized for purchase............................................                      2,625,000
           Purchased through December 31, 1997...................................    $   8.17           (730,538)
           Purchased in 1998.....................................................       19.34            (97,861)
           Purchased in 1999.....................................................       16.10            (90,991)
           Purchased in 2000.....................................................       11.31           (104,426)
                                                                                                     -----------
       Total shares available to be purchased....................................                      1,601,184
                                                                                                     ===========

       At December 31, 2000, participating employees have accumulated $0.5 million under the Purchase Plans through payroll deductions that can be used to purchase shares of common stock in 2001.

       STOCK-BASED COMPENSATION PRO FORMA INFORMATION

       SFAS No. 123, "Accounting for Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based compensation plans. SFAS 123 defines a fair-value based method of accounting for an employee stock option or similar equity instrument, and gives entities a choice of recognizing related compensation expense by adopting the fair-value method or continuing to account for stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APBO 25"). The Company has elected to continue to account for stock-based compensation using the method prescribed in APBO 25. Accordingly, no compensation cost has been recognized for the Company's stock-based employee compensation plans. Had compensation cost for the Company's stock-based employee compensation plans been recorded based on the fair-value method prescribed by SFAS 123, the Company's net income and earnings per common share would have been reduced to the pro forma amounts indicated below:

                                                                                 2000         1999          1998
                                                                             ----------   ----------     ----------

           Net income - as reported (in thousands).....................      $   45,559   $   66,857     $   76,294
           Net income - pro forma (in thousands).......................          43,002       63,013         75,528
           Diluted earnings per share - as reported....................            0.93         1.30           1.49
           Diluted earnings per share - pro forma......................            0.88         1.23           1.47


       The weighted average fair value of options at the date of grant in 2000, 1999 and 1998 was $6.47, $7.86 and $9.63 per option, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: expected volatility ranging from 35% to 41%; risk-free interest rate ranging from 4.3% to 6.7% based upon the date of the option grant; and expected lives of six years.

       OTHER

       All U.S. employees of the Company are covered under the Railroad Retirement Act. All Canadian employees are covered under the government-sponsored Canadian Pension Plan and the ACRI Employee Retirement Savings Plan ("Savings Plan"). Under the Savings Plan, employees may elect to contribute up to 5% of their income on a pre-tax basis to the Savings Plan. The Company matches twice the amount contributed by each employee up to a maximum of 10%. In 2000, 1999 and 1998, such matching contributions by the Company amounted to $0.5 million, $0.5 million and $0.6 million, respectively.

(10)   INCOME TAXES

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

       No provision is made for U.S. income taxes applicable to undistributed earnings of ACRI and the foreign affiliates that are indefinitely reinvested in those entities. Undistributed earnings of ACRI and the foreign affiliates amounted to $137.6 million at December 31, 2000. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practicable to determine the amount of U.S. income taxes or foreign withholding taxes that would be payable upon the remittance of those earnings.

       The provision for income taxes consists of the following:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                            2000            1999           1998
                                                                            ----            ----           ----
                                                                                       (in thousands)
       Current:
           Federal.....................................................  $    3,233     $    2,311      $    7,868
           State and other.............................................         619            375             465
                                                                         ----------     ----------      ----------
           Total current...............................................       3,852          2,686           8,333
                                                                         ----------     ----------      ----------

       Deferred:
           Federal.....................................................      22,091         23,781          21,479
           State and other.............................................       2,152          2,636           2,393
                                                                         ----------     ----------      ----------
           Total deferred..............................................      24,243         26,417          23,872
                                                                         ----------     ----------      ----------
       Total...........................................................  $   28,095     $   29,103      $   32,205
                                                                         ==========     ==========      ==========

       Deferred income tax expense (benefits) are attributable to the following temporary differences and carryforwards:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
                                                                          2000            1999             1998
                                                                       ----------      ----------       ----------
                                                                                      (in thousands)

       Depreciation and amortization............................       $   21,824        $27,800   $       23,841
       Sale-leaseback transactions..............................              176            482              253
       Alternative minimum tax credit carryforwards.............           (3,988)        (2,389)          (7,761)
       Net operating loss carryforwards.........................            6,769          1,881            7,966
       Provisions for bad debts, casualties, claims
           and other expenses...................................             (538)        (1,357)            (427)
                                                                       ----------        -------      -----------
       Total...................................................       $    24,243     $   26,417      $    23,872
                                                                   ==============   =============   =============

       The tax effects of temporary differences that give rise to significant portions of the deferred tax (liabilities) assets are presented below:

                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                       2000               1999
                                                                                   ------------      -------------
                                                                                         (in thousands)
       Deferred tax liabilities principally due to
           differences in depreciation on properties........................       $   (204,705)       $  (182,881)
       Deferred tax assets attributable to:
           Net operating loss carryforwards.................................              3,315             10,084
           Alternative minimum tax credit carryforwards.....................             23,945             19,957
           Sale-leaseback transactions......................................              4,036              4,212
           Provisions for bad debts, casualties,
                claims and other expenses...................................              2,928              2,390
                                                                                   ------------      -------------
       Total deferred tax assets............................................             34,224             36,643
                                                                                   ------------      -------------
       Net deferred tax liability...........................................       $   (170,481)     $    (146,238)
                                                                                   ============      =============

       The net deferred tax liability is classified in the consolidated balance sheets as follows:

                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                       2000               1999
                                                                                       ----               ----
                                                                                           (in thousands)

       Noncurrent deferred tax liability...................................        $   (172,256)     $    (147,663)
       Current deferred tax asset..........................................               1,775              1,425
                                                                                   ------------      -------------
       Net deferred tax liability..........................................        $   (170,481)     $    (146,238)
                                                                                   ============      =============

       The reconciliation of the statutory tax rate to the effective income tax rate is as follows:

                                                                                    YEAR ENDED DECEMBER 31
                                                                                    ----------------------
                                                                              2000            1999          1998
                                                                              ----            ----          ----

       Statutory rate..................................................       35.0%           35.0%         35.0%
       State income taxes, net of federal tax benefit..................        4.0             4.0           4.0
       Other...........................................................        0.6             0.6           0.6
                                                                             -----            ----          ----
       Effective rate..................................................       39.6%           39.6%         39.6%
                                                                              ====            ====          ====

       Income tax expense related to dividends received from Tranz Rail has been recorded as a reduction to the Company's equity in the net income of Tranz Rail. Through December 31, 2000, $2.9 million of such income taxes payable have been provided for such dividends, which are included as a reduction to "Investments in international affiliates" on the consolidated balance sheets.

       The Company had net operating loss carryforwards ("NOLs") at December 31, 2000 for income tax purposes, after taking into account the taxes on the Tranz Rail dividends, totaling $1.1 million, which will begin to expire in 2012. The Company expects to be able to utilize these NOLs to offset future tax liabilities.

(11)   RELATED PARTY TRANSACTIONS

       LEGAL SERVICES

       Oppenheimer Wolff & Donnelly ("OW&D") provides the Company with legal and other services in connection with various labor matters, litigation, regulatory issues, acquisition and corporate matters. The amounts paid OW&D by the Company for services during 2000, 1999 and 1998 were $0.2 million, $1.0 million and $1.1 million, respectively. A director and stockholder of WCTC was of counsel to OW&D during 1998 and a portion of 1999.

       McLachlan, Rissman & Doll ("MR&D") provides the Company with legal and other services in connection with various corporate and acquisition and financing matters. The amounts paid MR&D by the Company for services during 2000, 1999 and 1998 were $1.4 million, $0.8 million and $0.3 million, respectively. A member of MR&D is a director and stockholder of WCTC.

       FINANCIAL SERVICES

       Railroad Financial Corporation ("RFC") provides the Company with financial advisory services in connection with equipment leasing transactions. The amount paid to RFC for services provided in 2000 was $0.3 million. No amounts were paid to RFC by the Company in 1999 or 1998. Two of the directors of RFC are also directors and stockholders of WCTC.

       OTHER

       Information regarding other related party transactions appears in Note 2, "International Affiliates".

(12)   SIGNIFICANT CUSTOMERS

       In 2000, 1999 and 1998, one customer accounted for 12.3%, 12.0% and 12.4%, respectively, of the Company's gross freight revenues. During those years, no other customer accounted for more than 10% of the Company's gross freight revenues.

(13)   OTHER INCOME

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                     -----------------------
                                                                               2000          1999          1998
                                                                               ----          ----          ----
                                                                                         (in thousands)

       Rental income......................................................  $   1,514     $   1,517      $   1,503
       Gains on property sales............................................        972           221            592
       Financing and organization cost amortization.......................        (59)         (385)          (469)
       Other, net.........................................................         52          (107)          (309)
                                                                            ---------     ---------      ---------
           Total..........................................................  $   2,479     $   1,246      $   1,317
                                                                            =========     =========      =========


(14)   SALE OF RIGHTS UNDER TRANSPORTATION AGREEMENT

       In March 1998, the Company sold for $5.4 million its rights under a five-year transportation agreement that was scheduled to terminate in 1999. The amount, paid in two equal installments in March 1998 and March 1999, was recorded as non-operating income in the Company's consolidated statement of income for the year ended December 31, 1998.

(15)   DISPUTED SWITCHING CHARGES

       On June 4, 1993, WCL was served with a complaint filed by the Baltimore & Ohio Chicago Terminal Railway Company ("BOCT") in the United States District Court for the Northern District of Illinois, Eastern Division. In its complaint, the BOCT claimed that WCL owed BOCT for intermediate switching and car hire reclaim charges allegedly incurred from July 1988 through February 1993. Arbitration hearings were held in 1995, and in June 1996 the arbitration panel ruled in favor of BOCT. The arbitration panel's ruling awarded BOCT $16.8 million of disputed switching and car hire reclaim charges, and $2.5 million of interest relating to such charges. Based upon the arbitration panel's ruling, the Company recorded in its 1996 consolidated statement of income pretax provisions of $15.8 million, representing amounts awarded in excess of previously recorded accruals. Additional interest of $0.3 million, $1.2 million, $0.9 million and $0.4 million was accrued on the unpaid award amount in 1999, 1998, 1997 and 1996, respectively. In April 1997, WCL filed a petition with the Surface Transportation Board ("STB") contesting substantially all BOCT switching charges. That matter is pending before the STB. The U.S. District Court issued a final ruling on the case affirming the arbitration award on August 28, 1997. WCL appealed this ruling to the U.S. Court of Appeals, which affirmed the District Court's ruling and denied WCL's petition for rehearing. WCL's petition for a writ of certiorari was denied by the U.S. Supreme Court on March 19, 1999. All amounts owed have been paid to BOCT.

(16)   COMMON STOCK REPURCHASE PROGRAM

       In March 2000, the Company's Board of Directors authorized up to $35 million to be used to repurchase shares of WCTC's common stock. In October 2000, the amount of authorized funds was increased to $70 million. As of December 31, 2000, the Company had repurchased 4,963,300 shares at an average price of approximately $11.78 per share. It is Company policy to retire shares after they have been repurchased. Common stock, paid in capital and retained earnings were reduced as a result of the repurchase.

(17)   CONTINGENCIES

       PROPERTY TAX DISPUTE

       In October 1995, the Circuit Court of Dane County ruled in favor of a Wisconsin Department of Revenue ("WDR") retroactive assessment of personal property taxes for the tax years 1990 through 1993 against all Wisconsin railroads, including WCL and FV&W. As a result of the ruling, the Company recognized the $3.0 million retroactive assessment, as well as accrued interest of $0.7 million, in its 1995 consolidated statement of income. After various litigation on this matter, WCL and FV&W reached a settlement with the WDR with respect to this case in 2000 which resulted in a $2.4 million reversal of previously recorded expenses by WCL and FV&W, which is reflected in the 2000 consolidated statement of income.

       OTHER

       The Company's railroads are involved in various other legal actions, including personal injury, property damage and environmental clean-up matters. WCL and FV&W have also been identified as potentially responsible parties by various federal and state authorities for remediation of various waste disposal sites. While the final outcome with respect to these matters cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company's financial position or its annual financial results of operations.

(18)   UNAUDITED QUARTERLY FINANCIAL DATA

                                        FIRST          SECOND           THIRD         FOURTH
                                       QUARTER        QUARTER          QUARTER        QUARTER            YEAR
                                       -------        -------          -------        -------        --------
                                                     (in thousands, except per share amounts)
       2000:
         Operating revenues.........    $91,891        $93,027         $96,334         $90,862        $372,114
         Operating income...........     18,079         24,243          29,231          21,461          93,014
         Net income.................     12,604          7,775          14,544          10,636          45,559
         Basic earnings per
           share (1)................       0.25           0.16            0.30           0.23             0.93
         Diluted earnings per
           share (1)................       0.25           0.16            0.30           0.23             0.93

       1999:
         Operating revenues.........    $88,520        $90,772         $92,065         $91,387        $362,744
         Operating income...........     17,959         25,149          21,474          25,496          90,078
         Net income.................     13,673         18,854          15,982          18,348          66,857
         Basic earnings per
           share....................       0.27           0.37            0.31           0.36             1.31
         Diluted earnings per
           share (1)................       0.27           0.37            0.31           0.36             1.30

       (1) Sum of the quarterly earnings per share amounts does not equal the annual total due to rounding.

(19)   SUBSEQUENT EVENTS

       On January 29, 2001, the Company entered into an Agreement and Plan of Merger with Canadian National Railway Company ("CN") and a wholly-owned indirect subsidiary of CN, providing for the acquisition by CN of all of the Company's outstanding shares of common stock for approximately $800 million or $17.15 per share, payable in cash.

       The proposed merger is subject to, among other things, approval by holders of a majority of the Company's common stock. The Company's stockholders are expected to vote on the proposed merger during the first half of 2001. CN's obligation to consummate the merger is subject to CN having obtained from the STB a final, unappealable decision that approves or exempts the proposed merger and does not impose on the parties conditions that would significantly and adversely affect the reasonably anticipated economic benefits of the proposed merger to CN and its stockholders. Timing of completion of the proposed merger is uncertain because of the approvals required.

       On January 18, 2001 a proxy contest initiated by a dissident stockholder committee came to a close. The Company incurred approximately $1.1 million for advisory and legal expenses in 2000 to defend against this proxy contest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See "Executive Officers of the Registrant" in Part I above for information regarding executive officers of the Company. The remainder of the information required by Item 10 is incorporated by reference to the Company's proxy statement for its annual meeting to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to the Company's proxy statement for its annual meeting to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the Company's proxy statement for its annual meeting to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the Company's proxy statement for its annual meeting to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this Report:

         (a)  (1) Financial Statements

                      Consolidated Balance Sheets................................................         29-30
                      Consolidated Statements of Income..........................................         31
                      Consolidated Statements of Changes in Stockholders' Equity.................         32
                      Consolidated Statements of Cash Flows......................................         33
                      Notes to Consolidated Financial Statements.................................         34-48

              (2) Schedules

                      All schedules have been omitted as not applicable or not required or because the information required to be shown therein is included in the financial statements or notes thereto.

              (3) Exhibits

                      The exhibits set forth in the accompanying Index to Exhibits are filed as a part of this report.

         (b) Reports on Form 8-K filed during the quarter ended December 31, 2000.

                      The Company filed no reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WISCONSIN CENTRAL TRANSPORTATION
                                  CORPORATION
                                  (Registrant)
                                  By:     /S/ THOMAS F. POWER, JR.
                                         -------------------------
                                          Thomas F. Power, Jr., PRESIDENT
                                          AND CHIEF EXECUTIVE OFFICER

                                  Date:   MARCH 23, 2001
                                         ---------------

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

Date:   MARCH 23, 2001

By:     /s/ RONALD G. RUSS                              Executive Vice President and Chief Financial Officer
       -------------------                              (Principal Financial Officer)
        (Ronald G. Russ)

Date:   MARCH 23, 2001

By:     /s/ WALTER C. KELLY                             Vice President and Chief Accounting Officer,
       --------------------                             Chief Financial Officer, North American subsidiaries
        (Walter C. Kelly)

Date:   MARCH 23, 2001

By:    /s/ ROBERT H. WHEELER                            Chairman and Director
       ---------------------
       (Robert H. Wheeler)

Date:  MARCH 23, 2001

By:    /s/ J. REILLY MCCARREN                           Director, President and Chief Executive Officer,
       ----------------------                           North American Subsidiaries
       (J. Reilly McCarren)

Date:  MARCH 23, 2001

By:     /s/ THOMAS W. RISSMAN                           Director
       ----------------------
        (Thomas W. Rissman)

Date:   MARCH 23, 2001

By:     /s/ CARL FERENBACH                              Director
       -------------------
        (Carl Ferenbach)

Date:   MARCH 23, 2001



By:     /s/ ROLAND V. MCPHERSON                         Director
       ------------------------
        (Roland V. McPherson)

Date:   MARCH 23, 2001

 By:                                                    Director
       -----------------
        (John W. Rowe)

Date:

By:                                                     Director
       ---------------------
        (A. Francis Small)

Date:

By:     /s/ THOMAS E. EVANS                             Director
       --------------------
        (Thomas E. Evans)

Date:   MARCH 23, 2001


                                 EXHIBITS INDEX

    NUMBER                 EXHIBIT
    ------                 -------

     2.1 Agreement and Plan of Merger dated January 29, 2001 among registrant, Canadian National Railway Company and WC Merger Sub, Inc. (Incorporated by reference to Annex A to registrant's preliminary Proxy Statement filed pursuant to Section 14(a) of the Exchange Act on February 15, 2001 with respect to a special stockholders' meeting)

     3.1 Restated Certificate of Incorporation of the registrant, as amended (Incorporated by reference to Exhibit 3 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

     3.2  Amendment dated January 12, 2001, to the By-laws of the registrant

     3.3  By-laws of the Registrant, as amended to date


     4.1 Revolving Credit Agreement dated as of August 1, 2000 among registrant, Fleet National Bank and the Banks signatory thereto (Incorporated by reference to Exhibit 4.1 to registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000)

     4.2 Indenture dated April 21, 1998 between the registrant and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Form S-3 (Registration No. 333-44049) filed under the Securities Act on January 12, 1998)

     4.3  Form of Security issued by registrant pursuant to Indenture filed as
          Exhibit 4.4 (Incorporated by reference to Exhibit 4.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

          Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, registrant is not filing any instrument with respect to long-term debt in cases in which the amount of debt securities authorized under the instrument does not exceed 10 percent of the total assets of registrant. Registrant agrees to furnish a copy of each such instrument to the Commission upon request.


     10.1 Director Stock Option Plan of the registrant (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 4.1 to registrant's Registration Statement on Form S-8 (Registration No. 33-84088) filed under the Securities Act on September 19, 1994)

     10.2 Supplement to Director Stock Option Plan (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 4.2 to registrant's Registration Statement on Form S-8 (Registration No. 33-84088) filed under the Securities Act on September 19, 1994)

     10.3 Long Term Deferred Compensation Plan of the registrant dated December 9, 1993 (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 10(jj) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.4 Key Management Stock Option Plan of the registrant (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 10(s) to registrant's Registration Statement on Form S-1 (Registration No. 33-39939) filed under the Securities Act and declared effective by the Securities and Exchange Commission on May 21, 1991) (see Exhibit 10.5 for subsequent amendment)

     10.5 Amendment No. 1, dated May 20, 1993, to Key Management Stock Option Plan (amending Key Management Stock Option Plan filed as Exhibit 10.4) (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 10(ii) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.6 Management Incentive Compensation Plan of the registrant (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 10(f) to registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1997)

     10.7 Stockholders Agreement of the registrant dated October 11, 1987 as amended April 1, 1991 (Incorporated by reference to Exhibit 10(q) to registrant's Registration Statement on Form S-1 (Registration No. 33-39939) filed under the Securities Act and declared effective by the Securities and Exchange Commission on May 21, 1991) (see Exhibit 10.8 for subsequent amendment)

     10.8 Amendment No. 2 to Stockholders Agreement dated as of April 1, 1992 (amending Stockholders Agreement filed as Exhibit 10.7) (Incorporated by reference to Exhibit 10(aa) to registrant's Registration Statement on Form S-1 (Registration No. 33-52022) filed under the Securities Act and declared effective by the Commission on December 14, 1992)

     10.9 1997 Long-Term Incentive Plan (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 4.3 to registrant's Registration Statement on Form S-8 (Registration No. 333-35493) filed under the Securities Act on September 12, 1997)

     10.10 1998 Stock Option Plan for New Directors (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K) (Incorporated by reference to Exhibit 4.3 to registrant's Registration Statement on Form S-8 (Registration No. 333-69529) filed under the Securities Act on December 23, 1998)

     10.11 Change of Control Agreement dated as of January 25, 2001 between registrant and Thomas F. Power, Jr. (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K)

     10.12 Change of Control Agreement dated as of January 25, 2001 between registrant and Robert H. Wheeler (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K)

     10.13 Employment Security Agreement dated November 9, 2000 between registrant and Marty J. Mickey with information from substantially identical agreements with each of the other executive officers (other than Thomas F. Power, Jr.) provided on attached Schedule A (compensatory plan or arrangement identified as such pursuant to Item 14(a)(3) of Form 10-K)

     21.1 Subsidiaries of registrant (Incorporated by reference to Exhibit 21 to registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1997)

     23.1 Consent of KPMG LLP

     99.1 Definitive Proxy Statement filed pursuant to Section 14(a) of the Exchange Act on March 1, 2001 with respect to special stockholders meeting (Incorporated by reference to registrant's Form DEF14A filed pursuant to Section 14(a) of the Exchange Act on March 1, 2001 with respect to a special stockholders' meeting)