Form 10-Q
period 2001-03-31
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 2001-05-11
CIK 874213

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


For the quarterly period ended March 31, 2001     Commission File Number 0-19150
                               --------------                            -------



                        WISCONSIN CENTRAL TRANSPORTATION
                                   CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                              36-3541743
  -----------------------                                  --------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)


   6250 North River Road, Suite 9000
           ROSEMONT, ILLINOIS                                      60018
  -----------------------------------                             -------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)


    Registrant's telephone number,
        including area code                                   (847) 318-4600
                                                              --------------


Indicate by check /X/ whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              /X/ YES               / / NO
                             ----                  ----

Indicate the number of shares outstanding of the
Issuer's common stock as of April 30, 2000:                    46,401,234 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  WISCONSIN CENTRAL TRANSPORTATION CORPORATION

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2001


CONTENTS                                                                                 PAGE
--------                                                                                 ----
Part I -  Financial Information

          Item 1.  Financial Statements

                   Consolidated Balance Sheets......................................       1

                   Consolidated Statements of Income................................       3

                   Consolidated Statements of Cash Flows............................       4

                   Notes to Consolidated Financial Statements.......................       5

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations....................       6

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk................................................       9


Part II - Other Information

          Item 6.  Exhibits and Reports on Form 8-K.................................      11

Signatures..........................................................................      12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS


                                                                   MARCH 31,    DECEMBER 31,
                                                                     2001            2000
                                                                -------------   ------------
                                                                  (UNAUDITED)      (AUDITED)
CURRENT ASSETS:
    Cash and cash equivalents.................................  $         847   $        729
    Receivables, net of allowances of $2,611 and $2,218.......         94,639         88,369
    Materials and supplies....................................         25,394         24,078
    Deferred income taxes.....................................          1,775          1,775
    Other current assets......................................         10,475          4,572
                                                                -------------   ------------
       Total current assets...................................        133,130        119,523

INVESTMENTS IN INTERNATIONAL AFFILIATES.......................        201,112        208,316

PROPERTIES:
    Roadway and structures....................................        877,164        870,662
    Equipment.................................................        133,313        132,320
                                                                -------------   ------------
       Total properties.......................................      1,010,477      1,002,982
    Less accumulated depreciation.............................       (140,962)      (134,742)
                                                                --------------  ------------
       Net properties.........................................        869,515        868,240

OTHER ASSETS, PRINCIPALLY DEFERRED FINANCING COSTS............          2,976          3,086
                                                                -------------   ------------

       Total assets...........................................  $   1,206,733   $  1,199,165
                                                                =============   ============

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                             MARCH 31,    DECEMBER 31,
                                                                                               2001          2000
                                                                                         --------------  -------------
                                                                                            (UNAUDITED)    (AUDITED)
CURRENT LIABILITIES:
    Short-term debt....................................................................  $       62,976  $      69,407
    Accounts payable...................................................................          43,165         45,728
    Accrued expenses...................................................................          94,480         87,743
    Income taxes payable...............................................................              --          3,652
    Interest payable...................................................................           4,982          2,870
                                                                                         --------------  -------------
       Total current liabilities.......................................................         205,603        209,400

LONG-TERM DEBT.........................................................................         333,519        321,884

OTHER LIABILITIES......................................................................           9,358          9,842

DEFERRED INCOME TAXES..................................................................         176,604        172,256

DEFERRED INCOME........................................................................          10,393         10,722
                                                                                         --------------  -------------

       Total liabilities...............................................................         735,477        724,104

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $1.00; authorized 1,000,000
       shares; none issued or outstanding..............................................              --             --
    Common stock, par value $.01; authorized 150,000,000 shares; issued
       and outstanding, 46,397,584 shares and 46,394,357 shares, respectively..........             464            464
    Paid in capital....................................................................         106,445        106,405
    Retained earnings..................................................................         406,889        395,261
    Accumulated other comprehensive loss...............................................         (42,542)       (27,069)
                                                                                         --------------  -------------
       Total stockholders' equity......................................................         471,256        475,061
                                                                                         --------------  -------------

       Total liabilities and stockholders' equity......................................  $    1,206,733  $   1,199,165
                                                                                         ==============  =============

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)


                                                                                  FOR THE QUARTER ENDED
                                                                                        MARCH 31,
                                                                             ----------------------------
                                                                                  2001           2000
                                                                             ------------     -----------
OPERATING REVENUES.......................................................    $     92,702     $    91,891

OPERATING EXPENSES:
     Roadway and structures..............................................          15,951          15,571
     Equipment   ........................................................          18,229          19,323
     Transportation......................................................          30,899          29,165
     General and administrative..........................................          10,868           9,753
                                                                             ------------     -----------
         Operating expenses..............................................          75,947          73,812
                                                                             ------------     -----------

INCOME FROM OPERATIONS...................................................          16,755          18,079

OTHER INCOME (EXPENSE):
     Interest expense....................................................          (6,375)         (5,201)
     Other, net .........................................................             432             504
                                                                             ------------     -----------
         Total other income (expense), net...............................          (5,943)         (4,697)
                                                                             ------------     -----------

INCOME BEFORE INCOME TAXES AND EQUITY
     IN NET INCOME OF INTERNATIONAL AFFILIATES...........................          10,812          13,382

PROVISION FOR INCOME TAXES...............................................           4,282           5,301
                                                                             ------------     -----------

INCOME BEFORE EQUITY IN
     NET INCOME OF INTERNATIONAL AFFILIATES..............................           6,530           8,081

EQUITY IN NET INCOME OF INTERNATIONAL AFFILIATES.........................           5,098           4,523
                                                                             ------------    ------------
NET INCOME   ...........................................................     $     11,628    $     12,604
                                                                             ============    ============

EARNINGS PER COMMON SHARE OUTSTANDING:

     Basic...............................................................    $       0.25     $      0.25
                                                                             ============     ===========
     Diluted.............................................................    $       0.25     $      0.25
                                                                             ============     ===========

AVERAGE COMMON SHARES OUTSTANDING:

     Basic...............................................................          46,395          51,234
                                                                             ============     ===========
     Diluted.............................................................          46,610          51,237
                                                                             ============     ===========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                                                         FOR THE THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                      ---------------------------
                                                                                          2001           2000
                                                                                      -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ...................................................................     $  11,628    $    12,604
     Reconciliation of net income to net cash
         provided by operating activities:
         Depreciation and amortization..............................................        6,862          6,332
         Deferred income taxes......................................................        4,348          5,251
         Equity in net income of international affiliates...........................       (5,098)        (4,523)
         Gains on property sales....................................................          (44)          (130)
         Net amortization of deferred gain on sale-leaseback of equipment...........         (329)          (314)
         Changes in working capital:
              Accounts receivable...................................................       (6,270)        (8,122)
              Materials and supplies................................................       (1,119)        (2,331)
              Other current assets, excluding deferred income taxes.................       (5,903)          (258)
         Other current liabilities, excluding debt..................................        2,634         (1,554)
         Other, net.................................................................         (484)           (91)
                                                                                      -----------    ------------
              Net cash provided by operating activities.............................        6,225          6,864
                                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions.............................................................      (10,160)       (12,992)
     Property sales and other transactions..........................................          400           (350)
     Dividends from international affiliate.........................................           --          1,014
     Investments in international affiliates........................................       (1,591)        (6,218)
                                                                                      -----------    -----------
         Net cash used for investing activities.....................................      (11,351)       (18,546)
                                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term debt issued, net.....................................................        5,204         11,922
     Issuance of common stock under stock option plans..............................           40             --
                                                                                      -----------    -----------
         Net cash provided by financing activities..................................        5,244         11,922
                                                                                      -----------    -----------

Net increase in cash and cash equivalents...........................................          118            240
Cash and cash equivalents, beginning of period......................................          729          1,543
                                                                                      -----------    -----------
Cash and cash equivalents, end of period............................................  $       847    $     1,783
                                                                                      ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION: Cash paid during the period for:
         Interest ..................................................................  $     4,451    $     3,565
         Income taxes...............................................................        3,577            927

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
     Accrued liabilities established for repurchase of common stock.................  $        --    $     8,565

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

          WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                   (UNAUDITED)

BASIS OF PRESENTATION

     The consolidated financial statements present the results of operations of Wisconsin Central Transportation Corporation ("WCTC") and its wholly owned subsidiaries, Wisconsin Central Ltd., Fox Valley & Western Ltd., WCL Railcars, Inc., Wisconsin Chicago Link Ltd., Sault Ste. Marie Bridge Company, Wisconsin Central International, Inc. ("WCI"), WC Canada Holdings, Inc. and Algoma Central Railway Inc. ("ACRI"). WCTC, through WCI, also holds a 43% equity interest in English Welsh and Scottish Railway Holdings Limited ("EWS"), a freight railway in Great Britain, a 24% equity interest in Tranz Rail Holdings Limited ("Tranz Rail"), a nationwide transportation company in New Zealand, and a 33% equity interest in Australian Transport Network Limited ("ATN") which provides commercial rail freight service on the Australian mainland and on the island state of Tasmania. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2000. In our opinion, the information provided in these statements reflects all adjustments which are of a normal recurring nature necessary to fairly present this information. The results of operations for any interim period are not necessarily indicative of the results of operations for an entire year.

RECLASSIFICATIONS

     Certain amounts in the prior periods have been reclassified to conform to the 2001 presentation.

COMPREHENSIVE INCOME INFORMATION

     Comprehensive income consists of net income as reported in the statements of income and other comprehensive income (loss). Other comprehensive income
(loss) is comprised of foreign currency translation adjustments and changes in the unrealized gain or loss in our fuel hedges. The following table illustrates the composition of comprehensive income for the periods indicated.


                                                                      QUARTER ENDED
                                                                        MARCH 31,
                                                            ---------------------------------
                                                               2001                  2000
                                                            -----------           -----------
                                                                     (IN THOUSANDS)
     Net income...........................................  $    11,628           $    12,604
     Other comprehensive income (loss):
         Currency translation adjustments.................      (15,670)               (5,249)
         Unrealized gain on fuel hedges...................          197                    --
                                                            -----------           -----------
     Comprehensive income (loss)..........................  $    (3,845)          $     7,355
                                                            ============          ===========

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

     The Company adopted SFAS No. 133, as amended, effective January 1, 2001. This adoption resulted in the recognition of a $0.3 million asset along with a corresponding increase to equity on January 1, 2001. As of March 31, 2001, the cumulative unrealized gain was reduced to $0.2 million.

PROPOSED MERGER

     On January 29, 2001, the Company entered into an Agreement and Plan of Merger with Canadian National Railway Company ("CN") and a wholly-owned indirect subsidiary of CN, providing for the acquisition by CN of all of the Company's outstanding shares of common stock for approximately $800 million or $17.15 per share, payable in cash and also providing for various related matters including restrictions on the Company's activities while the merger is pending. On April 4, 2001, the Company's stockholders voted to approve the proposed merger. Completion of the merger is subject to approval by the United States Surface Transportation Board ("STB") and various other conditions

     On April 9, 2001 The Company and CN jointly filed a common control application with the STB seeking regulatory approval of the proposed merger. On May 9, 2001, the STB announced that the proposed merger would be treated as a "minor" transaction for regulatory review purposes and established a schedule anticipating a final STB decision in the merger proceeding by September 7, 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included herein.

RESULTS OF OPERATIONS: FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

     WCTC net income for the quarter ended March 31, 2001 was $11.6 million compared to $12.6 million for the same period in 2000. Operating income for the first quarter of 2001 was $16.8 million compared to $18.1 million for the first quarter of 2000.

     NORTH AMERICAN OPERATING REVENUES. North American operating revenues during the quarter ended March 31, 2001 were $92.7 million, an increase of $0.8 million over the same period in 2000. Gross freight revenues increased approximately 0.9% to $81.9 million in the first quarter of 2001 from $81.2 million in the first quarter of 2000.

     Volume, as measured by carloads handled (including as a carload each trailer or container), increased 2.3% to approximately 127,900 carloads in 2001 compared to 125,000 in 2000. Volume for nearly all commodity types increased in the first quarter of 2001 compared to the same period last year.

     Paper and other forest product revenues increased 3% or $1.1 million over the first quarter of 2000 primarily as the result of an increase in rail market share for wood fiber shipments.

     Revenues from minerals decreased by $0.2 million compared to the same period in 2000 as increases in coal revenues were more than offset by a reduction in revenues generated from metallic ore shipments. Demand for coal increased as inventory levels were raised in response to concerns that higher gas prices may compel current natural gas users to return to coal for the production of electricity. At the same time, soft demand for finished steel negatively affected metallic ore revenues.

     Revenues from industrial products and intermodal shipments did not significantly vary between years. Food and grain revenues increased over 5%, driven by increased soybean shipments due to an increased demand for soy meal.

     Other freight revenues decreased by $0.6 million to $3.3 million. The decline was primarily caused by a decline in demand for scrap metals and recycled paper fiber.

     The following table provides approximate carloads and gross freight revenues by commodity for the quarters ended March 31:

                                                            CARLOADS                    GROSS FREIGHT REVENUES
                                                          -----------                 --------------------------
                                                                                              (IN 000'S)
                  COMMODITY                              2001           2000             2001            2000
                  ---------                           --------       --------         ---------        ---------
        Paper and other forest products                 39,700         38,500           $36,559          $35,464
        Minerals                                        48,000         46,400            22,136           22,309
        Industrial products                             13,800         13,600            11,807           11,831
        Intermodal                                      15,000         14,900             3,227            3,084
        Food and grain                                   6,500          6,300             4,880            4,616
        Other                                            4,900          5,300             3,330            3,905
                                                       -------        -------           -------          -------
               Total                                   127,900        125,000           $81,939          $81,209
                                                       =======        =======           =======          =======

     Other non-freight revenues were relatively unchanged at $10.8 million compared to $10.7 million in 2000. Increased switching revenue and $0.5 million in revenues from fuel surcharges were mostly offset by a decrease in management fees from international affiliates and a decrease in revenues from manifest haulage.

     NORTH AMERICAN OPERATING EXPENSES. North American operating expenses increased $2.1 million, or 2.9%, during the first quarter of 2001 compared to the same period in 2000. The increase was primarily driven by increased labor, fuel and depreciation expenses partially offset by lower material and equipment costs.

     The operating ratio (operating expenses as a percentage of operating revenues) increased to 81.9% in the first quarter of 2001, compared to 80.3% in the first quarter of 2000.

     Labor costs increased over 5% or $1.6 million from the prior year. Factors contributing to the increase included the rising costs incurred to provide medical coverage to our employees combined with an average pay increase of 3% and an increase in the amount accrued for incentive compensation. Overall, the number of employees decreased slightly from the prior year.

     Diesel fuel expenses increased 21% over the same period in 2000. The price per gallon, net of the benefits from the hedging program, rose to $1.01 per gallon compared to $0.81 per gallon during the three month period ended March 31, 2000. Anticipated fuel costs for the North American operations are 33% hedged for the remainder of the year.

     Material expenses decreased to $6.9 million in the first quarter of 2001 from $7.5 million during the first quarter of 2000. Net equipment costs for locomotives and freight cars decreased approximately 9% to $7.0 million in the first quarter of 2001 compared to $7.7 million in the same period in 2000. The decrease reflects more efficient use of equipment combined with certain favorable renegotiated lease terms.

     Depreciation expense increased by approximately 8% over the same quarter last year, primarily due to track expansion and improvement projects over the past year.

     INTEREST EXPENSE AND INCOME TAXES. Interest expense increased 23% to $6.4 million during the first quarter of 2001 compared to $5.2 million during the same period of 2000. This increase primarily resulted from higher debt during the first quarter of 2001 compared to the first quarter of 2000 principally due to the repurchase of almost 5 million shares of our common stock in 2000 subsequent to March 31, 2000.

     The income tax provision as a percentage of pretax income remained constant at 39.6%.

     EQUITY IN NET INCOME OF INTERNATIONAL AFFILIATES. Results for the first quarter of 2001 included equity in the net income of our international affiliates of $5.1 million compared to net income of $4.5 million for the same period of 2000.

     Our equity in the net income of EWS in the first quarter of 2001 was $3.8 million compared to $2.6 million in 2000. EWS's operating revenues during the quarter increased 4.4% compared to the first quarter of 2000. Revenue increases in the infrastructure and minerals segments were partially offset by decreases in the metals and industrial and international segments. EWS's operating expenses during the quarter increased approximately 2.5%, primarily due to increased labor costs and lease expenses which were partially offset by a reduction in the pension plan expense and a reduction in track access fees. Labor costs increased 9% due to higher wage rates and an increase in the headcount to handle the increased traffic. Lease expenses increased 34% from the first quarter of 2000 primarily as the result of new locomotive deliveries to upgrade the quality of the fleet and improve customer service levels.

     Our equity in the net income of Tranz Rail for the first quarter of 2001 was $1.1 million compared to $1.9 million in 2000. Tranz Rail's operating revenues increased 10% over 2000 while operating expenses increased 17%. The increase in operating expenses included a 12% increase in labor costs and a 24% increase in fuel costs.

     Equity in the net income of ATN was $0.2 million in the first quarter of 2001 compared to a slight loss in the same period in 2000.

FINANCIAL CONDITION:  MARCH 31, 2000 COMPARED TO DECEMBER 31, 2000

     Our total debt outstanding increased approximately $5.2 million during the first three months of 2001 to a total of $396.5 million at March 31, 2001. The issuance of debt, along with approximately $6.2 million of cash generated from operations and $0.4 million generated from property sales, was used primarily to fund capital expenditures of approximately $10.2 million and to invest an additional $1.6 million in ATN.

     The outstanding debt balance constituted 45.7% of our total capitalization at March 31, 2001 compared to 45.1% at December 31, 2000. The change was primarily attributable to the $5.2 million increase in debt and decreases in the U.S. dollar denominated values of our investments in international affiliates, due to changes in foreign currency exchange rates, which resulted in an increase in accumulated other comprehensive loss.

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

     INTEREST RATE SENSITIVITY. We are exposed to changes in interest rates primarily as a result of borrowing activities, which include fixed and floating rate debt used to maintain liquidity and fund our business operations. The nature and amount of long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. We are not currently a party to any interest rate risk management transactions. The table below presents principal cash flows and related all-in weighted average interest rates (inclusive of facility and other fees) by contractual maturity dates of debt instruments as of March 31, 2001.


                                               COMMERCIAL PAPER AND
                        FIXED RATE DEBT         VARIABLE RATE DEBT                                 TOTAL DEBT
                      ------------------       ---------------------          INTEREST         --------------------
                                AVERAGE                     AVERAGE             FREE                       AVERAGE
                                INTEREST                    INTEREST            DEBT                       INTEREST
   MATURITY           AMOUNT      RATE         AMOUNT         RATE             AMOUNT          AMOUNT        RATE
   --------           ------    --------       ------       --------          -------          ------      --------
                                          (IN THOUSANDS EXCEPT PERCENTAGES)
   One year          $      --               $   59,915        5.7%         $  3,061         $   62,976     5.4%
   Two years                --                       --                        2,925              2,925     0.0%
   Three years              --                       --                        2,255              2,255     0.0%
   Four years               --                       --                        1,852              1,852     0.0%
   Five years               --                  167,500        5.8%            1,502            169,002     5.7%
   Thereafter          150,000     6.8%              --                        7,485            157,485     6.5%
                     ---------               ----------                     ---------         ---------

        Total        $ 150,000     6.8%      $  227,415        5.8%         $ 19,080         $  396,495     5.9%
                     =========               ==========                     ========         ==========

   Fair Value        $ 146,365               $  227,415                     $ 14,673         $  388,453
                     =========               ==========                     ========         ==========

     COMMODITY PRICE SENSITIVITY. We have a program to hedge against fluctuations in the price of our diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities, and various commodity swap and collar transactions that are accounted for as hedges. Based on historical information, we believe there is a significant correlation between the market prices of diesel fuel and #2 heating oil, and our swap and collar transactions are typically based on the delivery price of #2 heating oil. Our contracts require us to purchase a defined quantity at a defined price. Such transactions are generally settled in cash with the counterparty. As of March 31, 2001, we had hedge arrangements covering approximately 33% of our expected North American fuel consumption for the balance of 2001. As of March 31, 2001, 7.5 million notional gallons were included in #2 heating oil swap arrangements at contract prices ranging from $0.689 to $0.732 per gallon. This price does not include taxes, transportation costs and certain other fuel handling costs. As of March 31, 2001, the cumulative unrealized gain on these swaps, net of taxes, was approximately $0.2 million and is included in the balance sheet as a component of materials and supplies and in equity as a component of accumulated other comprehensive income. Gains and losses from hedge transactions are deferred and matched to specific fuel purchases. Our international affiliates are also subject to fluctuations in the price of their diesel fuel purchases. As of March 31, 2001, Tranz Rail was approximately 21% hedged for its fuel purchases for the balance of 2001 while EWS's fuel hedges were insignificant.

     INVESTMENT IN INTERNATIONAL AFFILIATES. The value in U.S. dollars of our investment in international companies and of our equity in the earnings of those companies fluctuates from time to time as the value in U.S. dollars of the currencies of those countries fluctuates. We do not hedge this non-cash exposure. We also receive management fees from our foreign affiliates. The exposure to potential currency fluctuations on these fees is insignificant.

     We do not purchase or hold derivative financial instruments for trading purposes.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         None

     b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the three month period ended March 31, 2001.

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


                                   WISCONSIN CENTRAL TRANSPORTATION
                                   CORPORATION


Date:  May 11, 2001                By:  /s/ Ronald G. Russ
                                       ---------------------------------------
                                            Ronald G. Russ
                                            Executive Vice President and
                                            Chief Financial Officer