Form 10-Q
period 2001-06-30
WISCONSIN CENTRAL TRANSPORTATION CORP
filed 2001-08-14
CIK 874213

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001                                                                Commission File Number 0-19150

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

Indicate by check  ✓whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ YES	☐ NO

Indicate the number of shares outstanding of the Issuer's common stock as of August 3, 2001:	46,496,065 shares

WISCONSIN CENTRAL TRANSPORTATION CORPORATION

FORM 10-Q

Quarter Ended June 30, 2001

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

Assets

	June 30,	December 31,
	2001	2000

	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$295	$729
Receivables, net of allowances of $2,427 and $2,218	89,708	88,369
Materials and supplies	27,833	24,078
Deferred income taxes	1,775	1,775
Other current assets	11,577	4,572

Total current assets	131,188	119,523

Investments in international affiliates	203,579	208,316

Properties:
Roadway and structures	892,387	870,662
Equipment	135,552	132,320

Total properties	1,027,939	1,002,982
Less accumulated depreciation	(147,385)	(134,742)

Net properties	880,554	868,240

Other assets, principally deferred financing costs	2,867	3,086

Total assets	$1,218,188	$1,199,165

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

Liabilities and Stockholders' Equity

	June 30,	December 31,
	2001	2000

	(Unaudited)	(Audited)
Current liabilities:
Short-term debt and current maturities of long-term debt	$78,643	$69,407
Accounts payable	42,787	45,728
Accrued expenses	82,184	87,743
Income taxes payable	—	3,652
Interest payable	2,357	2,870

Total current liabilities	205,971	209,400

Long–term debt	319,089	321,884

Other liabilities	9,516	9,842

Deferred income taxes	184,753	172,256

Deferred income	10,069	10,722

Total liabilities	729,398	724,104

Stockholders' equity:
Preferred stock, par value $1.00; authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.01; authorized 150,000,000 shares; issued and outstanding, 46,417,607 shares and 46,394,357 shares, respectively	464	464
Paid in capital	106,697	106,405
Retained earnings	422,345	395,261
Accumulated other comprehensive loss	(40,716)	(27,069)

Total stockholders' equity	488,790	475,061

Total liabilities and stockholders' equity	$1,218,188	$1,199,165

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

Operating revenues	$93,666	$93,027	$186,368	$184,918

Operating expenses:
Roadway and structures	12,226	12,766	28,177	28,337
Equipment	15,909	17,466	34,138	36,789
Transportation	28,968	28,428	59,867	57,593
General and administrative	10,690	10,124	21,558	19,877

Operating expenses	67,793	68,784	143,740	142,596

Income from operations	25,873	24,243	42,628	42,322

Other income (expense):
Interest expense	(5,569)	(6,016)	(11,944)	(11,217)
Other, net	740	263	1,172	767

Total other income (expense), net	(4,829)	(5,753)	(10,772)	(10,450)

Income before income taxes and equity in net income (loss) of international affiliates	21,044	18,490	31,856	31,872

Provision for income taxes	8,333	7,325	12,615	12,626

Income before equity in net income (loss) of international affiliates	12,711	11,165	19,241	19,246

Equity in net income (loss) of international affiliates	2,745	(3,390)	7,843	1,133

Net income	$15,456	$7,775	$27,084	$20,379

Earnings per common share outstanding:

Basic	$0.33	$0.16	$0.58	$0.40

Diluted	$0.33	$0.16	$0.58	$0.40

Average common shares outstanding:

Basic	46,407	49,435	46,401	50,335

Diluted	46,676	49,446	46,643	50,342

The accompanying notes to consolidated financial statements
are an integral part of these financial statements. WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net income	$27,084	$20,379
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	13,696	12,718
Deferred income taxes	12,497	12,552
Equity in net income of international affiliates	(7,843)	(1,133)
Gains on property sales	(296)	(137)
Net amortization of deferred gain on sale-leaseback of equipment	(653)	(627)
Changes in working capital:
Receivables	(1,339)	(2,961)
Materials and supplies	(3,813)	(6,049)
Other current assets, excluding deferred income taxes	(7,005)	(1,365)
Other current liabilities, excluding debt	(12,665)	2,515
Other, net	(326)	(281)

Net cash provided by operating activities	19,337	35,611

Cash flows from investing activities:
Property additions	(27,190)	(43,591)
Property sales and other transactions	1,426	73
Dividends from international affiliate	857	1,014
Investments in international affiliates	(1,597)	(6,706)

Net cash used for investing activities	(26,504)	(49,210)

Cash flows from financing activities:
Long-term debt issued, net	6,441	39,660
Repurchase of common stock	—	(26,459)
Issuance of common stock under stock option plans	292	—

Net cash provided by financing activities	6,733	13,201

Net decrease in cash and cash equivalents	(434)	(398)
Cash and cash equivalents, beginning of period	729	1,543

Cash and cash equivalents, end of period	$295	$1,145

Supplemental cash flow information:
Cash paid during the period for:
Interest	$12,896	$12,059
Income taxes	3,770	931

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

WISCONSIN CENTRAL TRANSPORTATION CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2001

(Unaudited)

Basis of Presentation

             The consolidated financial statements present the results of operations of Wisconsin Central Transportation Corporation ("WCTC") and its wholly owned subsidiaries, Wisconsin Central Ltd., Fox Valley & Western Ltd., WCL Railcars, Inc., Wisconsin Chicago Link Limited, Sault Ste. Marie Bridge Company, Wisconsin Central International, Inc. ("WCI"), WC Canada Holdings, Inc. and Algoma Central Railway Inc. ("ACRI"). WCTC, through WCI, also holds a 43% equity interest in English Welsh and Scottish Railway Holdings Limited ("EWS"), a freight railway in Great Britain, a 24% equity interest in Tranz Rail Holdings Limited ("Tranz Rail"), a nationwide transportation company in New Zealand, and a 33% equity interest in Australian Transport Network Limited ("ATN") which provides commercial rail freight service on the Australian mainland and on the island state of Tasmania.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2000. In our opinion, the information provided in these statements reflects all adjustments which are of a normal recurring nature necessary to fairly present this information.  The results of operations for any interim period are not necessarily indicative of the results of operations for an entire year.

Reclassifications

             Certain amounts in the prior periods have been reclassified to conform with the 2001 presentation.

Comprehensive Income Information

             Comprehensive income consists of net income as reported in the statements of income and other comprehensive income (loss).  Other comprehensive income (loss) is comprised of foreign currency translation adjustments and changes in the unrealized gain or loss on fuel hedges.  The following table illustrates the composition of comprehensive income for the periods indicated:

	Quarter ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

	(in thousands)
Net income	$15,456	$7,775	$27,084	$20,379
Other comprehensive income (loss):
Currency translation adjustments	2,081	(11,933)	(13,589)	(17,182)
Unrealized loss on fuel hedges	(255)	—	(58)	—

Comprehensive income (loss)	$17,282	$(4,158)	$13,437	$3,197

             The accumulated amount of other comprehensive income (loss) through the date of each balance sheet is presented as a component of stockholders’ equity.

Proposed Merger

             On January 29, 2001, the Company entered into an Agreement and Plan of Merger with Canadian National Railway Company (“CN”) and a wholly-owned indirect subsidiary of CN, providing for the acquisition by CN of all of the Company’s outstanding shares of common stock for approximately $800 million or $17.15 per share, payable in cash and also providing for various related matters including restrictions on the Company’s activities while the merger is pending.  On April 4, 2001, the Company’s stockholders voted to approve the proposed merger.  Completion of the merger is subject to approval by the United States Surface Transportation Board (“STB”) and various other conditions

             On April 9, 2001, the Company and CN jointly filed a common control application with the STB seeking regulatory approval of the proposed merger.  On May 9, 2001, the STB announced that the proposed merger would be treated as a “minor” transaction for regulatory review purposes and established a schedule anticipating a final STB decision in the merger proceeding by September 7, 2001.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

             The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included herein.

Results of Operations: Second Quarter 2001 Compared to Second Quarter 2000

             WCTC net income for the quarter ended June 30, 2001 was $15.5 million compared to $7.8 million for the same period in 2000.  Operating income for the second quarter of 2001 was $25.9 million compared to $24.2 million for the second quarter of 2000.

             North American operating revenues.  North American operating revenues during the quarter ended June 30, 2001 were $93.7 million, an increase of $0.6 million from the same period in 2000.  Gross freight revenue decreased 5% to $80.5 million in the second quarter of 2001 from $84.8 million in the second quarter of 2000.  Volume, as measured by carloads handled (including as a carload each trailer or container) decreased 9% to 130,800 carloads in 2001 from 143,400 in 2000.

             Other revenue increased to $13.2 million compared to $8.2 million in 2000, primarily due to increases in haulage revenue of $2.7 million and in net switching revenue of $1.3 million.

              Revenue for all major commodity types decreased in the second quarter of 2001 compared to the same period last year reflecting an overall decline in the economic climate.

             Continued soft demand for paper led to production cutbacks in the paper industry and a reduction in the number of shipments of paper and other forest products.  Revenues in the paper segment declined almost 5% over the year-ago quarter while volume declined 7%.

             Revenues from mineral shipments declined 5% over the second quarter of 2000.  Heavy steel imports and the reorganization of two integrated steel producers negatively impacted metallic ore shipments.  This was partially offset by an increase in coal shipments as inventory levels were replenished.

                          Intermodal revenue decreased nearly 5% over the same period last year and industrial product revenue decreased 3% reflecting a general downturn in the economy.  Food and grain revenue decreased 14% in the second quarter of 2001 compared to the same period last year.  Current inventories of grain are being consumed locally resulting in fewer shipments to normal grain processing destinations.

             The following table provides approximate carloads and gross freight revenues by commodity for the quarters ended June 30:

	Carloads		Gross Freight Revenues

			(in 000’s)
Commodity	2001	2000	2001	2000

Paper and other forest products	35,500	38,300	$33,674	$35,384
Minerals	55,900	62,500	23,389	24,723
Industrial products	14,400	15,000	12,444	12,813
Intermodal	14,700	16,100	3,256	3,418
Food and grain	5,400	6,600	4,255	4,939
Other	4,900	4,900	3,451	3,562

Total	130,800	143,400	$80,469	$84,839

             North American operating expenses.  North American operating expenses decreased 1% during the second quarter of 2001 compared to the same period in 2000.  The decrease was primarily driven by lower material and other purchased services which were partially offset by higher labor costs.  The operating ratio (operating expenses as a percentage of operating revenues) improved to 72.4% in the second quarter of 2001, compared to 73.9% in the second quarter of 2000.

             Labor costs increased 3% or $0.9 million from the prior year.  Although the average number of employees decreased slightly from the second quarter 2000 level, the rising costs incurred to provide medical coverage to our employees combined with an average pay increase of 3% resulted in the increase in labor expenses.

             Material expenses decreased to $5.3 million in the second quarter of 2001 from $6.5 million during the second quarter of 2000 primarily due to lower spending on locomotives.  Decreased traffic levels and more efficient use of equipment led to lower repair costs.

             Net equipment rent expenses for locomotives and freight cars decreased $0.2 million in the second quarter of 2001 compared to the same period in 2000. Diesel fuel expenses of $6.1 million remained relatively unchanged compared to 2000.  A decrease in consumption was offset by higher fuel prices.

             Depreciation expense increased by approximately 7% over the year ago quarter reflecting track expansion and improvement projects over the past year.

             Interest expense and income taxes.  Interest expense decreased 7% to $5.6 million during the second quarter of 2001 compared to $6.0 million during the same period of 2000.  This decrease resulted from a reduction in the average interest rates on the revolving credit line.

             The income tax provision as a percentage of pretax income remained constant at 39.6%.

             Equity in net income (loss) of international affiliates.  Results for the second quarter of 2001 included equity in the net income of our international affiliates of $2.7 million compared to net loss of $3.4 million for the same period of 2000.  Excluding the effect of special items explained below, equity in the net income of our international affiliates was $3.3 million in the second quarter of 2001 compared to $4.5 million in the second quarter of 2000.

             Our equity in the net income of EWS in the second quarter of 2001 was $2.9 million compared to a net loss of $4.4 million in 2000.  During the second quarter of 2000, EWS recorded certain special items which reduced equity in EWS income by approximately $7.9 million.  Specifically, the items included writing down obsolete equipment, establishing a redundancy provision and expensing previously capitalized project development costs.  Equity in the net income of EWS, excluding the special items, was approximately $3.5 million for the second quarter of 2000 compared to $2.9 million in the second quarter of 2001.

             EWS’s operating revenues in the quarter increased 1% compared to the second quarter of 2000 primarily due to increases in coal revenues.  EWS’s operating expenses in the quarter increased approximately 2% primarily due to increased labor and fuel costs which were partially offset by decreased track access expenses.

             Our equity in the net loss of Tranz Rail for the second quarter of 2001 was $0.2 million versus net income of $0.8 million in 2000.  The 2001 results included a redundancy charge of $0.6 million. Excluding the effect of the redundancy provision, second quarter 2001 equity in net income of Tranz Rail would have been approximately $0.4 million.  Tranz Rail’s operating revenues increased 10% from a year ago while operating expenses, excluding redundancy, increased 12%.

             Equity in the net income of ATN was $0.1 million in the second quarter of 2001 compared to $0.2 million in the second quarter of 2000.

Results of Operations: First Six Months of 2001 Compared to First Six Months of 2000

             WCTC net income for the six months ended June 30, 2001 was $27.1 million compared to $20.4 million for the same period in 2000.  North American operating income for the first half of 2001 was $42.6 million compared to $42.3 million for the first half of 2000.

             North American operating revenues.  North American operating revenues during the six months ended June 30, 2001 were $186.4 million, an increase of $1.5 million over the same period in 2000.  Gross freight revenue decreased to $162.4 million in the first half of 2001 from $166.0 million in the first half of 2000. Other revenue increased $5.1 million principally due to increased haulage volume, and increased switching revenue.

              Revenue for all major commodity types decreased in the first half of 2001 compared to the same period last year reflecting an overall slowdown in the economy.

             Soft demand for paper led to production cutbacks in the paper industry and a reduction in the number of shipments of paper and other forest products.  Revenues in the paper segment declined about 1% over the same period last year while volume declined 2%. Revenues from mineral shipments declined 3% over the first half of 2000.  A decrease in domestic steel production resulted in a decline in metallic ore shipments. This was partially offset by an increase in coal shipments as inventory levels were replenished.

             Intermodal revenue remained relatively unchanged over the same period last year and industrial product revenue decreased 2% reflecting the general downturn in the economy.  Food and grain volume decreased by 4% in the first half of 2000 compared to the same period last year.

             The following table provides carloads and revenue data by commodity for the six months ended June 30:

	Carloads		Gross Freight Revenues

			(in 000’s)
Commodity	2001	2000	2001	2000

Paper and other forest products	75,200	76,800	$70,233	$70,848
Minerals	103,800	108,900	45,525	47,032
Industrial products	28,200	28,700	24,251	24,644
Intermodal	29,700	31,000	6,483	6,502
Food and grain	11,900	12,800	9,135	9,555
Other	9,700	10,200	6,781	7,467

Total	258,500	268,400	$162,408	$166,048

             North American operating expenses.  North American operating expenses increased almost 1% during the first half of 2001 compared to the same period in 2000.  The increase consisted primarily of higher labor and fuel costs partially offset by lower material and equipment rent expenses.  The operating ratio remained constant at 77.1% in the first half of both 2001 and 2000.

             Labor costs increased 4% or $2.5 million from the prior year.  Although the average number of employees decreased slightly from the 2000 level, the rising costs incurred to provide medical coverage to our employees combined with an average pay increase of 3% resulted in the increase in labor expenses.

             Material expenses decreased $1.8 million in the first half of 2001 to $12.2 million compared to $14.0 million during the first half of 2000 primarily due to lower spending on locomotives. Net equipment rent expenses for locomotives and freight cars decreased $0.9 million in the first half of 2001 compared to the same period in 2000.  The decrease reflects the lower traffic levels and decreased demand for rolling stock.

             Diesel fuel expenses of $14.1 million increased 11% compared to 2000.  Increased fuel prices, primarily in the first quarter, were partially offset by lower consumption levels.

             Depreciation expense increased by approximately 7% over the year ago quarter reflecting track expansion and improvement projects over the past year.

             Interest expense and income taxes.  Interest expense increased 6% to  $11.9 million during the first half of 2001 compared to $11.2 million during the same period of 2000.  This increase resulted from higher average debt outstanding.

             The income tax provision as a percentage of pretax income remained constant at 39.6%.

             Equity in net income of international affiliates.  Results for the first half of 2001 included equity in the net income of our international affiliates of $7.8 million compared to $1.1 million for the first half of 2000. Excluding the effect of special items, equity in the net income of our international affiliates was $8.4 million in the first half of 2001 compared to $9.0 million in the first half of 2000.

             Our equity in the net income of EWS for the first half of 2001 was $6.6 million compared to a net loss of $1.8 million in 2000.  Equity in the net income of EWS for 2000, excluding the $7.9 million in special items explained above, was approximately $6.1 million compared to $6.6 million recorded in the first half of 2001.

             EWS’s operating revenues in the first half of 2001 increased almost 3%.  Revenues increased in most of the commodity segments with the largest gains obtained in the coal and infrastructure segments.  EWS’s operating expenses during the same period increased over 2% primarily due to increased lease expenses and fuel prices partially offset by lower track access charges.

             Our equity in the net income of Tranz Rail for the first half of 2001 decreased to $0.9 million from $2.7 million in 2000.  The 2001 results included an adjustment for redundancy that decreased our equity in Tranz Rail’s net income by $0.6 million.  Tranz Rail’s operating revenues increased 10% from a year ago.  Operating expenses, excluding the redundancy charge, increased 15%, driven by higher fuel and material costs.

Financial Condition:  June 30, 2001 Compared to December 31, 2000

             Our total debt outstanding increased approximately $6.4 million during the first half of 2001 to a total of $397.7 million at June 30, 2001.  The outstanding debt balance constituted 44.9% of our total capitalization at June 30, 2001 compared to 45.2% at December 31, 2000.

             Cash generated from operations of $19.3 million and an increase in our outstanding debt of $6.4 million was primarily used to fund capital expenditures of $27.2 million.

Recent Accounting Pronouncements

             In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 31, 2001.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  The Company does not expect SFAS No. 141 or SFAS No. 142 to impact its financial statments.

Disclaimer Regarding Forward-Looking Statements

             This report contains or refers to certain statements that are “forward–looking”, within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other matters, the beliefs, expectations, plans and estimates of the Company with respect to certain future events, including without limitation the impact of governmental regulation, the impact of litigation and regulatory proceedings and the actions to be taken by others (including collective bargaining organizations), revenue forecasts and similar expressions concerning matters that are not historical facts.  Such forward–looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

             In the ordinary course of business, we use various financial instruments which inherently have some degree of market risk.  The quantitative and qualitative information presented below describes significant aspects of the financial instrument programs which may have material market risk.

             Interest Rate Sensitivity.  We are exposed to changes in interest rates primarily as a result of borrowing activities, which include fixed and floating rate debt used to maintain liquidity and fund our business operations.  The nature and amount of long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors.  We are not currently a party to any interest rate risk management transactions.  The table below presents principal cash flows and related weighted average interest rates (inclusive of facility and other fees) by contractual maturity dates of debt instruments as of June 30, 2001.

	Fixed Rate Debt		Variable Rate Debt		Interest Free Debt Amount	Total Debt

Maturity	Amount	Average Interest Rate	Amount	Average Interest Rate		Amount	Average Interest Rate

	(in thousands except percentages)
One year	$—		$75,582	4.5%	$3,061	$78,643	4.3%
Two years	—		—		2,795	2,795	0.0%
Three years	—		—		2,108	2,108	0.0%
Four years	—		—		1,771	1,771	0.0%
Five years	—		153,500	4.5%	1,428	154,928	4.5%
Thereafter	150,000	6.8%	—		7,487	157,487	6.5%

Total	$150,000	6.8%	$229,082	4.5%	$18,650	$397,732	5.2%

Fair Value	$146,489		$229,082		$15,115	$390,686

             Commodity Price Sensitivity.  We have a program to hedge against fluctuations in the price of our diesel fuel purchases.  This program includes forward purchases for delivery at fueling facilities, and various commodity swap transactions that are accounted for as hedges.  Based on historical information, we believe there is a significant correlation between the market prices of diesel fuel and #2 heating oil, and our swap transactions are typically based on the delivery price of #2 heating oil.  Our contracts require us to purchase a defined quantity at a defined price.  Such transactions are generally settled in cash with the counterparty. As of June 30, 2001, we had hedge arrangements covering approximately 50% of our expected North American fuel consumption for the balance of 2001.  As of June 30, 2001, 6.0 million notional gallons were included in #2 heating oil swap arrangements at contract prices ranging from $0.7045 to $0.7500 per gallon. This price does not include taxes, transportation costs and certain other fuel handling costs.  As of June 30, 2001, the unrealized loss on these swaps was approximately $58,000.  Gains and losses from hedge transactions are deferred and matched to specific fuel purchases.  Our international affiliates are also subject to fluctuations in the price of their diesel fuel purchases.  As of June 30, 2001, EWS was approximately 14% hedged for its fuel purchases for the balance of 2001 while Tranz Rail was approximately 5% hedged for the rest of 2001.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

April 4, 2001 Special Stockholders Meeting

             On April 14, 2001 the Company held a special stockholders meeting to consider a proposal to approve and adopt the Agreement and Plan of Merger, dated as of January 29, 2001, by and among Wisconsin Central Transportation Corporation, Canadian National Railway Company and WC Merger Sub, Inc. and the transactions contemplated thereby.

             In order to pass and become effective, the proposal required approval by stockholders owning a majority of outstanding shares.  At the special meeting 36,750,097 shares of common stock or 79.2% of the total outstanding shares were voted in favor of the proposal, and the proposal was approved.  The specific results were as follows:

For	36,368,320
Against	325,900
Abstain/Broker Non-Vote	55,877

June 14, 2001 Annual Meeting of Stockholders

             The Company’s annual stockholders’ meeting was held on June 14, 2001.  At the meeting, the following proposals were voted on:

Proposal I: Election of nine Directors for a term of one year. The following persons were elected by the number of votes shown:

	Number of Votes

	For	Authority Withheld

Thomas E. Evans	36,794,211	4,437,509
Carl Ferenbach	36,087,262	5,144,458
J. Reilly McCarren	34,461,449	6,770,271
Roland V. McPherson	40,086,877	1,144,843
Thomas F. Power, Jr.	34,447,922	6,783,798
Thomas W. Rissman	36,069,174	5,162,546
John W. Rowe	36,805,311	4,426,409
A. Francis Small	40,778,015	453,705
Robert H. Wheeler	36,755,618	4,476,102

Proposal II:	Approval of Amendment to the 1997 Long-Term Incentive Plan to increase the number of shares of Common Stock available under that Plan by 1,000,000 shares. The proposal was approved by the number of votes shown:

For	32,981,888
Against	8,195,229
Abstain	54,603

Item 6.  Exhibits and Reports on Form 8-K

a)	Exhibits
Amendment No. 1 to the 1997 Long-Term Incentive Plan
Amendment No. 2 to the 1997 Long-Term Incentive Plan

b)	Reports on Form 8-K
We did not file any reports on Form 8-K during the three-month period ended June 30, 2001.

WISCONSIN CENTRAL TRANSPORTATION CORPORATION

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN CENTRAL TRANSPORTATION
CORPORATION

Date: August 14, 2001	By:	/s/ Ronald G. Russ

Ronald G. Russ
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

4.1	Amendment No. 1 to 1997 Long-Term Incentive Plan.
4.2	Amendment No. 2 to 1997 Long-Term Incentive Plan.